Form 10-Q
period 2012-09-30
SLAVIA, CORP.
filed 2012-11-15
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-181747

SLAVIA, CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

7299 (Primary Standard Industrial Classification Number)	99-0373704 (IRS Employer Identification Number)

3050 Erin Centre Blvd, Unit 69

Mississauga, Ontario L5M 0P5, Canada

 (702) 430-1884

(Issuer’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ]

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 14, 2012
Common Stock, $0.001	3,290,000

1 | Page

SLAVIA, CORP.

2 | Page

SLAVIA, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	September 30,	March 31,
	2012	2012
ASSETS	(Unaudited)
Current Assets
Cash	$ 18,751	$ 2,900
Total Current Assets	18,751	2,900
TOTAL ASSETS	$ 18,751	$ 2,900
CURRENT LIABILITIES
Loans from Related Party	$ 6,767	$ 317
TOTAL LIABILITIES	6,767	317
STOCKHOLDER’S EQUITY
Common stock, par value $0.001; 75,000,000 shares authorized, 3,230,000 shares issued and outstanding (2,700,000 shares issued and outstanding as at March 31, 2012)	3,230	2,700
Additional paid-in-capital	20,670	-
Subscriptions receivable	(4,200)	-
Deficit accumulated during the development stage	(7,716)	(117)
TOTAL STOCKHOLDER’S EQUITY	11,984	2,583
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 18,751	$ 2,900

See accompanying notes to condensed financial statements

3 | Page

SLAVIA, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED SEPTEMBER 30, 2012	SIX MONTHS ENDED SEPTEMBER 30, 2012	FOR THE PERIOD FROM FEBRUARY 23,2012 (INCEPTION) TO SEPTEMBER 30, 2012

REVENUES	$ -	$ -	$ -

EXPENSES
General & Administrative Expenses	427	599	716
Professional Fees	1,000	7,000	7,000
TOTAL EXPENSES	1,427	7,599	7,716
NET LOSS FROM OPERATIONS	(1,427)	(7,599)	(7,716)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$ (1,427)	$ (7,599)	$ (7,716)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,813,791	2,756,585

See accompanying notes to condensed financial statements

4 | Page

SLAVIA, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	SIX MONTHS ENDED SEPTEMBER 30, 2012	FOR THE PERIOD FROM FEBRUARY 23,2012 (INCEPTION) TO SEPTEMBER 30, 2012

OPERATING ACTIVITIES
Net loss	$ (7,599)	$ (7,716)
Expenses paid by related party	4,000	4,000
Net Cash Used In Operating Activities	(3,599)	(3,716)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Loans from shareholders	2,450	2,767
Proceeds from sale of common shares	17,000	19,700
Net Cash Provided By Financing Activities	19,450	22,467

Increase In Cash And Cash Equivalents	15,851	18,751
Cash And Cash Equivalents At Beginning Of Period	2,900	-
Cash And Cash Equivalents At End Of Period	$ 18,751	$ 18,751

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -
NON CASH FINANCING ACTIVITIES
Common stock issued for subscriptions receivable	4,200	4,200

See accompanying notes to condensed financial statements

5 | Page

SLAVIA, CORP.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(UNAUDITED)

1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2012 audited financial statements. The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $7,716 as of September 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.  The Company’s fiscal year end is March 31.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

6 | Page

SLAVIA, CORP.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates and Assumptions

The  preparation  of  financial  statements  in conformity with accounting principles generally  accepted  in  the  United States requires  management  to  make   estimates and assumptions that  affect  the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at  the  date  of  the  financial  statements  and the reported amounts of  revenues  and    expenses  during  the  reporting  period. Actual results  could differ from those estimates. In management’s opinion, all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature.

Financial Instruments

The carrying value of the Company’s financial instruments approximates their fair value because of the short maturity of these instruments.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with ASC Topic 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Recent accounting pronouncements

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the company.

4. RELATED PARTY TRANSACTIONS

During the six month period ended September 30, 2012, a director loaned the Company $2,450.  The loan is non-interest bearing, due upon demand and unsecured.  During the same period, the director also paid for expenses on behalf of the Company in the amount of $4,000.  As of September 30, 2012, the Company owed the director a total of $6,767 for cash loaned and expenses paid.

7 | Page

SLAVIA, CORP.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(UNAUDITED)

5. COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

On March 28, 2012, the Company issued 2,700,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $2,700. In August and September 2012, the Company issued  530,000 shares of common stock at a price of $0.04 per share for total cash proceeds of $17,000 and a stock subscription receivable of $4,200.  As of September 30, 2012, Company had 3,230 ,000 shares issued and outstanding.

6. SUBSEQUENT EVENTS

In October 2012, the Company issued  60,000 shares of common stock at a price of $0.04 per share for total cash proceeds of $2,400.

During October 2012, the Company received $4,200; which related to 105,000 shares issued during the period ended September 30, 2012. As of September 30, 2012, the Company classified the amounts as a stock subscription receivable.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

8 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Slavia, Corp. was incorporated in the State of Nevada on February 23, 2012 and established a fiscal year end of March 31. We do not have revenues, have minimal assets and have incurred losses since inception.

We just recently started our operations. We intend to provide service to international students who want to study in Canada. We have not generated any revenues and our principal business activities to date consist of creating a business plan and entering into a Referral Agreement dated May 7, 2012 with Novy Mir, Ltd., an independent contractor who is going to refer international students to us.

We plan to help international students enroll in appropriate university, institute, college or school in Canada. We also will help students obtain student visa and find accommodation in the place of studying. Our service will start form preliminary consultation and will end when the client is enrolled to the program, entered to the destination country and accommodated at desired place. However, we intend to be available to students during their educational program in case an unresolved issue arises.

Our services will include:

     -    Consultation about education in Canada.

     -    Help in selection of proper educational institution and program.

     -    Negotiation with educational institutions in behalf of clients.

     -    Help in obtaining visa and gathering documentation for visa application.

     -    Finding accommodation in the place of studying.

     -    Help in resolving any hardship during education.

Our registration statement has been filed with the Securities and Exchange Commission on May 30, 2012 and has been declared effective on August 24, 2012.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

RESULTS OF OPERATION

As of September 30, 2012, we had total assets of $18,751 and total liabilities of $6,767.  Since our inception to September 30, 2012, we have accumulated a deficit of $7,716.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

9 | Page

Six Month Period Ended September 30, 2012 Compared to the period from Inception (February 23, 2012) to September 30, 2012

Our net loss for the six month period ended September 30, 2012 was $7,599 compared to a net loss of $7,716 during the period from inception (February 23, 2012) to September 30, 2012. During the six month period ended September 30, 2012, we  have not generated any revenues.

During the six month period ended September 30, 2012, we incurred  $599  in general and administrative expenses  and $7,000 in professional fees compared to $716 in general and administrative expenses and $7,000 in professional fees incurred during the period from inception (February 23, 2012) to September 30, 2012. General and administrative and professional fee expenses incurred during the six month period ended September 30, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 2,756,585 for the six month period ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012

As at September 30, 2012 our current assets were $18,751 compared to $2,900 in current assets at March 31, 2012. As at September 30, 2012, our current liabilities were $6,767 compared to $317 in current liabilities at March 31, 2012.

Stockholders’ equity increased from $2,583 as of March 31, 2012 to $11,984 as of September 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended September 30, 2012, cash flows used in operating activities was $3,599. During the period from inception (February 23, 2012) to September 30, 2012 net cash flows used in operating activities was $3,716.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and advances from our sole director. For the six month period ended September 30, 2012, cash provided by financing activities was $19,450 which was received from proceeds from issuance of common stock and loans from director. For the period from inception (February 23, 2012) to September 30, 2012, net cash provided by financing activities was $22,467 received from proceeds from issuance of common stock and advance from the director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

10 | Page

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and advances from our sole officer and director. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4 (T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

11 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A.   RISK FACTORS

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

In October 2012, the Company issued  60,000 shares of common stock at a price of $0.04 per share for total cash proceeds of $2,400.

12 | Page

ITEM 6. EXHIBITS

Exhibits:

Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLAVIA, CORP.
Dated: November 14, 2012	By: /s/ Ksenia Shpeyzer
Ksenia Shpeyzer, President and Chief Executive Officer and Chief Financial Officer

13 | Page