Form 10-Q
period 2012-12-31
SLAVIA, CORP.
filed 2013-01-29
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 28, 2013
Common Stock, $0.001	3,290,000

1 | Page

SLAVIA, CORP.

2 | Page

SLAVIA, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	December 31,	March 31,
	2012	2012
ASSETS	(Unaudited)
Current Assets
Cash	$ 1,283	$ 2,900
Prepaid expenses	6,333	-
Total Current Assets	7,616	2,900
TOTAL ASSETS	$ 7,616	$ 2,900
CURRENT LIABILITIES
Loans from related party	$ 6,767	$ 317
TOTAL LIABILITIES	6,767	317
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 75,000,000 shares authorized, 3,290,000 and 2,700,000 shares issued and outstanding as of December 31, 2012 and March 31, 2012, respectively	3,290	2,700
Additional paid-in capital	23,010	-
Deficit accumulated during the development stage	(25,451)	(117)
TOTAL STOCKHOLDERS’ EQUITY	849	2,583
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 7,616	$ 2,900

See accompanying notes to condensed financial statements

3 | Page

SLAVIA, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED DECEMBER 31, 2012	NINE MONTHS ENDED DECEMBER 31, 2012	FOR THE PERIOD FROM FEBRUARY 23,2012 (INCEPTION) TO DECEMBER 31, 2012

REVENUES	$ -	$ -	$ -

EXPENSES
General & Administrative Expenses	16,735	17,334	17,451
Professional Fees	1,000	8,000	8,000
TOTAL EXPENSES	17,735	25,334	25,451
NET LOSS FROM OPERATIONS	(17,735)	(25,334)	(25,451)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$ (17,735)	$ (25,334)	$ (25,451)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.01)	$ (0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,285,714	2,933,400

See accompanying notes to condensed financial statements

4 | Page

SLAVIA, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	NINE MONTHS ENDED DECEMBER 31, 2012	FOR THE PERIOD FROM FEBRUARY 23,2012 (INCEPTION) TO DECEMBER 31, 2012

OPERATING ACTIVITIES
Net loss	$ (25,334)	$ (25,451)
Prepaid expenses	(6,333)	(6,333)
Expenses paid by related party	4,000	4,000
Net Cash Used In Operating Activities	(27,667)	(27,784)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Loans from shareholders	2,450	2,767
Proceeds from sale of common shares	23,600	26,300
Net Cash Provided By Financing Activities	26,050	29,067

Increase (Decrease) In Cash	(1,617)	1,283
Cash At Beginning Of Period	2,900	-
Cash At End Of Period	$ 1,283	$ 1,283

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to condensed financial statements

5 | Page

SLAVIA, CORP.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2012

(UNAUDITED)

1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2012 audited financial statements. The results of operations for the period ended December 31, 2012 are not necessarily indicative of the operating results for the full year.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $25,451 as of December 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

December 31, 2012

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

4. RELATED PARTY TRANSACTIONS

During the nine month period ended December 31, 2012, a director loaned the Company $2,450.  The loan is non-interest bearing, due upon demand and unsecured.  During the same period, the director also paid for expenses on behalf of the Company in the amount of $4,000.  As of December 31, 2012, the Company owed the director a total of $6,767 for cash loaned and expenses paid.

7 | Page

SLAVIA, CORP.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2012

(UNAUDITED)

5. COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

On March 28, 2012, the Company issued 2,700,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $2,700. In August, September and October of 2012, the Company issued 590,000 shares of common stock at a price of $0.04 per share for total cash proceeds of $23,600.  As of December 31, 2012, Company had 3,290,000 shares issued and outstanding.

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential disclosure or recognition to the date of the consolidated financial statements and believes all subsequent events are properly disclosed.

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

RESULTS OF OPERATION

As of December 31, 2012, we had total assets of $7,616 and total liabilities of $6,767.  Since our inception to December 31, 2012, we have accumulated a deficit of $25,451.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

9 | Page

Nine Month Period Ended December 31, 2012 Compared to the period from Inception (February 23, 2012) to December 31, 2012

Our net loss for the nine month period ended December 31, 2012 was $25,334 compared to a net loss of $25,451 during the period from inception (February 23, 2012) to December 31, 2012. During the nine month period ended December 31, 2012, we  have not generated any revenues.

During the nine month period ended December 31, 2012, we incurred  $17,334  in general and administrative expenses  and $8,000 in professional fees compared to $17,451 in general and administrative expenses and $8,000 in professional fees incurred during the period from inception (February 23, 2012) to December 31, 2012. General and administrative and professional fee expenses incurred during the nine month period ended December 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 2,933,400 for the nine month period ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012

As at December 31, 2012 our current assets were $7,616 compared to $2,900 in current assets at March 31, 2012. As at December 31, 2012, our current liabilities were $6,767 compared to $317 in current liabilities at March 31, 2012.

Stockholders’ equity decreased from $2,583 as of March 31, 2012 to $849 as of December 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended December 31, 2012, cash flows used in operating activities was $27,667. During the period from inception (February 23, 2012) to December 31, 2012 net cash flows used in operating activities was $27,784.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and advances from our sole director. For the nine month period ended December 31, 2012, cash provided by financing activities was $26,050 which was received from proceeds from issuance of common stock and loans from director. For the period from inception (February 23, 2012) to December 31, 2012, net cash provided by financing activities was $29,067 received from proceeds from issuance of common stock and advance from the director.

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

None.

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

SLAVIA, CORP.
Dated: January 28, 2013	By: /s/ Ksenia Shpeyzer
Ksenia Shpeyzer, President and Chief Executive Officer and Chief Financial Officer

13 | Page