Form 10-K
period 2013-03-31
SLAVIA, CORP.
filed 2013-06-20
CIK 1546679

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-181747

SLAVIA, CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

7299 (Primary Standard Industrial Classification Number)	99-0373704 (IRS Employer Identification Number)

3050 Erin Centre Blvd, Unit 69 Mississauga, Ontario L5M 0P5, Canada (702) 430-1884 Email: slaviacorp@gmail.com (Address and telephone number of principal executive offices)

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                                                                Accelerated filer [ ]

Non-accelerated filer [ ]                                                                  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [X]

As of June 20, 2013, the registrant had 3,290,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 20, 2013.

2 | Page

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 GENERAL

We were incorporated in the State of Nevada on February 23, 2012. We intend to provide service to international students who want to study in Canada. We have not generated any revenues and our principal business activities to date consist of creating a business plan and entering into a Referral Agreement dated May 7, 2012 with Novy Mir, Ltd., an independent contractor who is going to refer international students to us.

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

     -    Finding accommodation in the place of studying..

     -    Help in resolving any hardship during education.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any real estate or other properties.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

4 | Page

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “SAVI”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Number of Holders

As of June 20, 2013, the 3,290,000 issued and outstanding shares of common stock were held by a total of 25 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended March 31, 2013.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

5 | Page

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED MARCH 31, 2013 COMPARED TO PERIOD FEBRUARY 23, 2012  (DATE OF NCEPTION) TO MARCH 31, 2012.

Our net loss for the fiscal year ended March 31, 2013 was $29,738 compared to a net loss of $117  for the period February 23, 2012  (Date of Inception) to March 31, 2012. During fiscal year ended March 31, 2013, the Company did not generate any revenue.

During the fiscal year ended March 31, 2013, we incurred general and administrative expenses of $20,238 and professional fees of $9,500 compared to $117 in general and administrative expenses incurred during the period February 23, 2012 (Date of Inception) to March 31, 2012.

Expenses incurred during fiscal year ended March 31, 2013 compared to the period February 23. 2012 (Date of  Inception) to March 31, 2012 increased primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average  number of shares  outstanding  was  3,009,096  for the fiscal year ended March 31, 2013 compared to 213,158 for the period February 23, 2012 (Date of  inception) to  March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2013

As of March 31, 2013, our current assets were $4,372 and our total liabilities were $7,927. As of March 31, 2013, current assets were comprised of $39 in cash and $4,333 in prepaid expenses. As of March 31, 2013, total liabilities were comprised of $7,927 in advance from related party. As of March 31, 2013, our total assets were $4,372 comprised entirely of current assets.  Stockholders’ deficit was $3,555 as of March 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2013, net cash flows used in operating activities was $30,071 consisting of a net loss of $29,738, increase in prepaid expenses of $4,333 and $4,000 in expenses paid by related party. Net cash flows used in operating activities was $30,188 for the period from February 23, 2012 (Date of Inception)inception) to March 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended March 31, 2013 net cash provided by financing activities was $27,210, received from proceeds from issuance of common stock and proceeds from related party.  For the period from February 23, 2012  (Date of Inception) to March 31, 2013, net cash provided by financing activities was $30,227  received from proceeds from issuance of common stock and  proceeds from related party.

6 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2013 and March 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

7 | Page

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	F-1 – F-2
Balance Sheets as of March 31, 2013 and March 31, 2012	F-3

Statements of Operations the year  ended March 31, 2013  and for the  period February 23, 2012 (Date of Inception) to March 31, 2012 and for the period from February 23, 2012  (Date of Inception) to March 31, 2013

F-4
Statement of Stockholders’ Equity for the year ended March 31, 2013 and for the period February 23, 2012 (Date of Inception) to March 31, 2012as of March 31, 2013 and March 31, 2012	F-5

Statements of Cash Flows for the periods ended March 31, 2013 and for the period February 23 2012 (Date of Inception) to March 31, 2012 and for the period February 23, 2012 (Date of Inception) to March 31, 2013March 31, 2012 and for the period from  February 23, 2012  (Date of Inception) to March 31, 2013

F-6
Notes to the Financial Statements	F-7– F-8

8 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders Slavia, Corp.

We have audited the accompanying balance sheet of Slavia, Corp. (a development stage company) (the “Company”) as of March 31, 2013 and the related statements of operations, stockholders’ equity, and cash flows for the year ended. Slavia, Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Slavia, Corp as of March 31, 2012 and for the cumulative period from  February 23, 2012 (Inception)  through March 31, 2012 were audited by other auditors whose report dated May 9, 2012, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Slavia, Corp as of March 31, 2013, and the results of its operations and its cash flows for year ended and for the cumulative period February 23, 2012 (inception) through March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company is in the development stage, has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended March 31, 2013 and for the cumulative period February 23, 2012 (Inception) through March 31, 2013 These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
June 14, 2013

1660 South Highway 100 Suite 500

St. Louis Park, MN 55416

630.277.2330

9 | Page

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Slavia, Corp.

(A Development Stage Company)

We have audited the accompanying balance sheet of Slavia, Corp. as of March 31, 2012 and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Slavia, Corp. as of March 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 9, 2012

10 | Page

SLAVIA, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	March 31,	March 31,
	2013	2012
ASSETS
Current Assets
Cash	$ 39	$ 2,900
Prepaid expenses	4,333	-
Total Current Assets	4,372	2,900
TOTAL ASSETS	$ 4,372	$ 2,900
CURRENT LIABILITIES
Loans from related party	$ 7,927	$ 317
TOTAL LIABILITIES	7,927	317
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 75,000,000 shares authorized, 3,290,000 and 2,700,000 shares issued and outstanding as of March 31, 2013 and March 31, 2012, respectively	3,290	2,700
Additional paid-in capital	23,010	-
Deficit accumulated during the development stage	(29,855)	(117)
TOTAL STOCKHOLDERS’ EQUITY	(3,555)	2,583
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 4,372	$ 2,900

The accompanying notes are an integral part of these financial statements.

11 | Page

SLAVIA, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	YEAR ENDED MARCH 31, 2013	FOR THE PERIOD FROM FEBRUARY 23,2012 (INCEPTION) TO MARCH 31, 2012	FOR THE PERIOD FROM FEBRUARY 23,2012 (INCEPTION) TO MARCH 31, 2013

REVENUES	$ -	$ -	$ -

EXPENSES
General & Administrative Expenses	20,238	117	20,355
Professional Fees	9,500	-	9,500
TOTAL EXPENSES	29,738	117	29,855
NET LOSS FROM OPERATIONS	(29,738)	(117)	(29,855)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$ (29,738)	$ (117)	$ (29,855)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.01)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,009,096	213,158

The accompanying notes are an integral part of these financial statements.

12 | Page

SLAVIA, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDER’S EQUITY FOR THE PERIOD FROM FEBRUARY 23, 2012 (INCEPTION) TO MARCH 31, 2013
	Common Stock		Additional paid-in capital	Deficit Accumulated during the Development	Total Stockholder’s
	Shares	Par Value		Stage	Equity

Inception, February 23, 2012	-	$-	$ -	$ -	$-
Common stock issued for cash	2,700,000	2,700	-	-	2,700
Net loss for the period ended March 31, 2012	-	-	-	(117)	(117)
Balance, March 31, 2012	2,700,000	2,700	-	(117)	$2,583
Common stock issued for cash at $0.04	590,000	590	23,010	-	23,600
Net loss for the period ended March 31, 2013	-	-	-	(29,738)	(29,738)
Balance, March 31, 2013	3,290,000	$3,290	$ 23,010	$ (29,855)	$(3,555)

The accompanying notes are an integral part of these financial statements.

13 | Page

SLAVIA, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	YEAR ENDED MARCH 31, 2013	FOR THE PERIOD FROM FEBRUARY 23,2012 (INCEPTION) TO MARCH 31, 2012	FOR THE PERIOD FROM FEBRUARY 23,2012 (INCEPTION) TO MARCH 31, 2013

OPERATING ACTIVITIES
Net loss	$ (29,738)	$ (117)	$ (29,855)
Prepaid expenses	(4,333)	-	(4,333)
Expenses paid by related party	4,000	-	4,000
Net Cash Used In Operating Activities	(30,071)	(117)	(30,188)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Loans from shareholders	3,610	317	3,927
Proceeds from sale of common shares	23,600	2,700	26,300
Net Cash Provided By Financing Activities	27,210	3,017	30,227

Increase (Decrease) In Cash	(2,861)	2,900	39
Cash At Beginning Of Period	2,900	-	-
Cash At End Of Period	$ 39	$ 2,900	$ 39

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

14 | Page

SLAVIA, CORP.

 (A Development Stage Company)

NOTES TO  FINANCIAL STATEMENTS

March 31, 2013 and  2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $29,855 as of March 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

15 | Page

SLAVIA, CORP.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013 and 2012

3. RELATED PARTY TRANSACTIONS

During year ended March 31, 2013, a director loaned the Company $3,610.  The loan is non-interest bearing, due upon demand and unsecured.  During the same period, the director also paid for expenses on behalf of the Company in the amount of $4,000.  As of March 31, 2013, the Company owed the director a total of $7,927 for cash loaned and expenses paid.

4. COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

On March 28, 2012, the Company issued 2,700,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $2,700. In August, September and October of 2012, the Company issued 590,000 shares of common stock at a price of $0.04 per share for total cash proceeds of $23,600.  As of March 31, 2013, Company had 3,290,000 shares issued and outstanding.

5. INCOME TAXES

Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial  statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

As of March 31, 2013, the Company had net operating loss carry forwards of $29,855 that may be available to reduce future years’ taxable income through 2033.

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential disclosure or recognition to the date of the financial statements and believes all subsequent events are properly disclosed.

16 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Ksenia Shpeyzer 3050 Erin Centre Blvd, Unit 69 Mississauga, Ontario L5M 0P5, Canada	27	President, Principal Executive Officer, Secretary, Treasurer,
		Principal Financial Officer, Principal Accounting Officer
		and sole member of the Board of Directors.

The person named above has held her offices/positions since inception of our company and are expected to hold her offices/positions until the next annual meeting of our stockholders.

17 | Page

Biographical Information and Background of officers and directors

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Ms. Shpeyzer has acted as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors since our incorporation on February 23, 2012. From 2006 Ms. Shpeyzer has been self-employed and operates business of providing a variety of services in the area of individual and group tourism. She provides the following services:  reception, organization of transportation, finding accommodations, tourist activities and business support. Shpeyzer owns 100% of the outstanding shares of our common stock.  Ms. Shpeyzer intends to devote close to twenty hours per week to planning and organizing activities of Slavia, Corp. The decision to appoint Ms. Shpeyzer as our sole office and director did not in any manner relate to Ms. Shpeyzer’s previous employments.  Ms. Shpeyzer’s previous experience, qualifications, attributes or skills were not considered when she was appointed as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors.

During the past ten years, Ms. Shpeyzer has not been the subject to any of the following events:

     1.

Any bankruptcy petition filed by or against any business of which Ms. Shpeyzer was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Shpeyzer’s involvement in any type of business, securities or banking activities.

     4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

18 | Page

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on February 23, 2012   to March 31, 2013.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Ksenia Shpeyzer, President and Treasurer	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of March 31, 2013, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

19 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of June 20, 2013 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Ksenia Shpeyzer 3050 Erin Centre Blvd, Unit 69 Mississauga, Ontario L5M 0P5, Canada	2,700,000 shares of common stock (direct)	82.07%
All officers and directors (1 person)		2,700,000 shares of common stock	82.07%

The percent of class is based on 3,290,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended March 31, 2013, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

On March 28, 2012, the Company issued 2,700,000 shares of common stock, to the sole officer and director, for $2,700 ($0.001/share).

During year ended March 31, 2013, a director loaned the Company $3,610.  The loan is non-interest bearing, due upon demand and unsecured.  During the same period, the director also paid for expenses on behalf of the Company in the amount of $4,000

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During  fiscal year ended March 31, 2013, we incurred  approximately  $6,500 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  quarterly reviews of our financial  statements.

20 | Page

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

23.1     Consent of Independent Registered Public Accounting Firm

31.1

Certification of Chief Executive Officer  and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1

Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLAVIA, CORP.
Dated: June 20, 2013	By: /s/ Ksenia Shpeyzer
Ksenia Shpeyzer, President, Principal Executive and Financial and Accounting Officer

21 | Page