Form 10-Q
period 2013-06-30
MOBETIZE, CORP.
filed 2013-08-19
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-181747

MOBETIZE CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

7299 (Primary Standard Industrial Classification Number)	99-0373704 (IRS Employer Identification Number)

51 Bay View Drive, Point Roberts, WA   98281
(206) 347-4515

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

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 14, 2013
Common Stock, $0.001	23,030,000

MOBETIZE CORP.

MOBETIZE CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	June 30,	March 31,
	2013 (Unaudited)	2013
ASSETS
Current Assets
Cash	$ 185	$ 39
Prepaid expenses	2,333	4,333
Total Current Assets	2,518	4,372
TOTAL ASSETS	$ 2,518	$ 4,372
CURRENT LIABILITIES
Loans from related party	$ 11,527	$ 7,927
Accounts Payable	400	-
TOTAL LIABILITIES	11,927	7,927
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 525,000,000 shares authorized, 23,030,000 shares issued and outstanding as of March 31, 2013 and June 30, 2013	3,290	3,290
Additional paid-in capital	23,010	23,010
Deficit accumulated during the development stage	(35,709)	(29,855)
TOTAL STOCKHOLDERS’ EQUITY	(9,409)	(3,555)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,518	$ 4,372

The accompanying notes are an integral part of these financial statements.

MOBETIZE CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED JUNE 30, 2013	THREE MONTHS ENDED JUNE 30, 2012	FOR THE PERIOD FROM FEBRUARY 23,2012 (INCEPTION) TO JUNE 30, 2013

REVENUES	$ -	$ -	$ -

EXPENSES
General & Administrative Expenses	2,854	172	23,209
Professional Fees	3,000	6,000	12,500
TOTAL EXPENSES	5,854	6,172	35,709
NET LOSS FROM OPERATIONS	(5,854)	(6,172)	(35,709)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	$ (5,854)	$ (6,172)	$ (35,709)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.01)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	23,030,000	18,900,000

The accompanying notes are an integral part of these financial statements.

MOBETIZE CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	THREE MONTHS ENDED JUNE 30, 2013	THREE MONTHS ENDED JUNE 30, 2012	FOR THE PERIOD FROM FEBRUARY 23,2012 (INCEPTION) TO JUNE 30, 2013

OPERATING ACTIVITIES
Net loss	$ (5,854)	$ (6,172)	$ (35,709)
Prepaid expenses	2,000	-	(2,333)
Expenses paid by related party	-	3,000	4,000
Accounts Payable	400		400
Net Cash Used In Operating Activities	(3,454)	(3,172)	(33,642)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Loans from shareholders	3,600	500	7,527
Proceeds from sale of common shares	-	-	26,300
Net Cash Provided By Financing Activities	3,600	500	33,827

Increase (Decrease) In Cash	146	(2,672)	185
Cash At Beginning Of Period	39	2,900	-
Cash At End Of Period	$ 185	$ 228	$ 185

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

MOBETIZE CORP.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(UNAUDITED)

1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2013 audited financial statements. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues therefrom.

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

3. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $35,709 as of June 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

4. RELATED PARTY TRANSACTIONS

During three month period ended June 30, 2013, a director loaned the Company $3,600.  The loan is non-interest bearing, due upon demand and unsecured.  As of June 30, 2013, the Company owed the director a total of $11,527 for cash loaned and expenses paid.

5. COMMON STOCK

As of June 30, 2013, the authorized capital of the Company is 525,000,000 common shares with a par value of $ 0.001 per share.

On March 28, 2012, the Company issued 2,700,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $2,700. In August, September and October of 2012, the Company issued 590,000 shares of common stock at a price of $0.04 per share for total cash proceeds of $23,600.  As of June 30, 2013, Company had 23,030,000 shares issued and outstanding.

6. INCOME TAXES

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

As of June 30, 2013, the Company had net operating loss carry forwards of $35,709 that may be available to reduce future years’ taxable income through 2033.

7. SUBSEQUENT EVENTS

On July 9, 2013, we entered into an asset purchase and sale agreement with Mobetize Inc. (formerly “Telupay Inc.”), a state of Nevada corporation. Pursuant to the terms of the agreement, the Company acquired certain assets of Mobetize Inc. in exchange for the issuance by our company of 22,003,000 shares of our common stock to Mobetize Inc.

As a term of the purchase and sale agreement, the Company is required to close a private placement of shares of the Company at a price of $0.50 per share for aggregate proceeds of $1,000,000 in 90 days from closing the asset purchase and sale agreement.

Effective July 12, 2013, Ksenia Shpeyzer resigned as Director, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and, if any, from all other positions and offices of the Company, effective immediately. Ms. Shpeyzer’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently, Stephen Fowler consented to and was appointed as Director, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer of the Company, effective immediately to fill the vacancy of Ms. Shpeyzer’s resignation.

On July 25, 2013, the Company received written consent from the board of directors and a holder of 82.07% of the Company’s voting securities for a name change to “Mobetize Corp.”,  and to effect a forward split of our issued and outstanding shares of common stock on a basis of 7 new for 1 old.  The authorized capital of the Company increased from 75,000,000 to 525,000,000 and, correspondingly, our issued and outstanding shares of common stock was increased from 3,290,000 to 23,030,000 common shares, all with a par value of $0.001.

Further, effective August 14, 2013, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), our company changed its name from “Slavia, Corp.” to “Mobetize Corp.”.  The name change and forward split became effective with the Over-the-Counter Bulletin Board at the opening of trading on August 14, 2013 under the symbol “SAVID”.  On September 12, 2013, our stock symbol will change from “SAVID” to “MPAY” to better reflect the new name of our company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

We were incorporated in the State of Nevada on February 23, 2012 as “Slavia, Corp.” and established a fiscal year end of March 31. We do not have revenues, have minimal assets and have incurred losses since inception.

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

Unfortunately, we were not able to raise sufficient capital to fund our business development and consequently our management began considering alternative strategies, such as business combinations or acquisitions to create value for our shareholders.

On July 9, 2013, we entered into an asset purchase and sale agreement with Mobetize Inc. (“Mobetize Inc.”), a State of Nevada corporation and formerly “Telupay Inc.”. Pursuant to the terms of the agreement, we acquired certain assets of Mobetize Inc. in exchange for the issuance by our company of 22,003,000 shares of our common stock to Mobetize Inc.

As a term of the purchase and sale agreement, we are required to close a private placement of shares of our company at a price of $0.50 per share for aggregate proceeds of $1,000,000 in 90 days from closing the asset purchase and sale agreement.

On July 12, 2013, Ms. Shpeyzer had resigned as our President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director.  Ms. Shpeyzer’s resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.  Concurrently with Ms. Shpeyzer’s resignation, Mr. Stephen Fowler was appointed as our Director, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer.

On July 25, 2013, the Company received written consent from the board of directors and a holder of 82.07% of the Company’s voting securities for a name change to “Mobetize Corp.”,  and to effect a forward split of our issued and outstanding shares of common stock on a basis of 7 new for 1 old. We filed a Certificate of Change dated August 8, 2013 with the Nevada Secretary of State to effect these changes.  The authorized capital of the Company increased from 75,000,000 to 525,000,000 and, correspondingly, our issued and outstanding shares of common stock was increased from 3,290,000 to 23,030,000 common shares, all with a par value of $0.001.

Further, effective August 14, 2013, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), our company changed its name from “Slavia, Corp.” to “Mobetize Corp.”.  The name change and forward split became effective with the Over-the-Counter Bulletin Board at the opening of trading on August 14, 2013 under the symbol “SAVID”.  In 20 business days from August 14, 2013, the “D” will be removed from our stock symbol and it will also be changed to “MPAY” to better reflect the new name of our company.

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

RESULTS OF OPERATION

As of June 30, 2013, we had total assets of $2,518 and total liabilities of $11,927.  Since our inception to June 30, 2013, we have accumulated a deficit of $35,709.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended June 30, 2013 Compared to Three Month Period Ended the June 30, 2012

Our net loss for the three month period ended June 30, 2013 was $5,854 compared to a net loss of $6,172 during the three month period ended June 30, 2012. During the three month period ended June 30, 2013, we  have not generated any revenues.

During the three month period ended June 30, 2013, we incurred  $2,854  in general and administrative expenses  and $3,000 in professional fees compared to $172  in general and administrative expenses and $6,000 in professional fees incurred during the three month period ended June 30, 2012. General and administrative and professional fee expenses incurred during the three month period ended June 30, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,290,000 for the three month period ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013

As at June 30, 2013 our current assets were $2,518 compared to $4,372 in current assets at March 31, 2013. As at June 30, 2013, our current liabilities were $11,927 compared to $7,927 in current liabilities at March 31, 2013.

Stockholders’ deficit increased from $3,555 as of March 31, 2013 to $9,409 as of June 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended June 30, 2013, cash flows used in operating activities was $3,454 compared to $3,172 for the three month period ended June 30, 2012. During the period from inception (February 23, 2012) to June 30, 2013 net cash flows used in operating activities was $33,642.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and advances from our sole director. For the three month period ended June 30, 2013, cash provided by financing activities was $3,600 which was received from proceeds from loans from director. For the period from inception (February 23, 2012) to June 30, 2013, net cash provided by financing activities was $33,827 received from proceeds from issuance of common stock and advance from the director.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $29,855 as of March 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As we are a smaller reporting company, as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 9, 2013, we entered into an asset purchase and sale agreement with Mobetize Inc. Pursuant to the terms of the agreement, we acquired certain assets of Mobetize Inc. in exchange for the issuance by our company of 22,003,000 shares of our common stock to Mobetize Inc.

As a term of the purchase and sale agreement, we are required to close a private placement of shares of our company at a price of $0.50 per share for aggregate proceeds of $1,000,000 in 90 days from closing the asset purchase and sale agreement.

Effective July 12, 2013, Ksenia Shpeyzer resigned as Director, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and, if any, from all other positions and offices of the Company, effective immediately. Ms. Shpeyzer’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently, Stephen Fowler consented to and was appointed as Director, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer of the Company, effective immediately to fill the vacancy of Ms. Shpeyzer’s resignation.

On July 25, 2013, the Company received written consent from the board of directors and a holder of 82.07% of the Company’s voting securities for a name change to “Mobetize Corp.”,  and to effect a forward split of our issued and outstanding shares of common stock on a basis of 7 new for 1 old. We filed a Certificate of Change dated August 8, 2013 with the Nevada Secretary of State to effect these changes.  The authorized capital of the Company increased from 75,000,000 to 525,000,000 and, correspondingly, our issued and outstanding shares of common stock was increased from 3,290,000 to 23,030,000 common shares, all with a par value of $0.001.

Further, effective August 14, 2013, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), our company changed its name from “Slavia, Corp.” to “Mobetize Corp.”.  The name change and forward split became effective with the Over-the-Counter Bulletin Board at the opening of trading on August 14, 2013 under the symbol “SAVID”.  On September 12, 2013, our stock symbol will change from “SAVID” to “MPAY” to better reflect the new name of our company.

ITEM 6. EXHIBITS

Exhibits:

Number	Description

10.1	Asset Purchase and Sale Agreement with Mobetize Inc. dated July 9, 2013.
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBETIZE CORP.
Dated: August 19, 2013	By: /s/ Stephen Fowler
Stephen Fowler, President and Chief Executive Officer and Chief Financial Officer

