Form 10-Q/A
period 2013-06-30
MOBETIZE, CORP.
filed 2013-09-10
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A Amendment No. 1

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

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended June 30, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 19, 2013 (the “Original Filing Date”), to amend references to the asset purchase and sale agreement dated July 9, 2013 (the “Agreement”) with Mobetize Inc., a State of Nevada corporation and formerly “Telupay Inc.”. Pursuant to the terms of the agreement, we disclosed that are required to close a private placement of shares of our company at a price of $0.50 per share for aggregate proceeds of $1,000,000. However, we are only required to close a private placement of shares of our company at a price of $0.50 per share for aggregate proceeds of $700,000.

As the Form 10-Q also included the Agreement as exhibit 10.1 referring to the incorrect amount of $1,000,000, instead of the correct amount of $700,000, this amendment includes the correct asset purchase agreement as an exhibit10.1.   The rest of the Current Report submitted on August 19, 2013 remains unchanged.

The above described change had no affect on ourfinancial position or results of operations. This amended report does not reflect events occurring after the filing of the Form 10-Q on the Original Filing Date, nor does it modify or update those disclosures presented therein, expect with regard to the modifications described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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

As a term of the purchase and sale agreement, the Company is required to close a private placement of shares of the Company at a price of $0.50 per share for aggregate proceeds of  $700,000 in 90 days from closing the asset purchase and sale agreement.

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

As a term of the purchase and sale agreement, we are required to close a private placement of shares of our company at a price of $0.50 per share for aggregate proceeds of  $700,000 in 90 days from closing the asset purchase and sale agreement.

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

As a term of the purchase and sale agreement, we are required to close a private placement of shares of our company at a price of $0.50 per share for aggregate proceeds of  $700,000 in 90 days from closing the asset purchase and sale agreement.

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

MOBETIZE CORP.
Dated: September 10, 2013	By: /s/ Stephen Fowler
Stephen Fowler, President and Chief Executive Officer and Chief Financial Officer

