Form 10-Q
period 2013-09-30
MOBETIZE, CORP.
filed 2013-11-19
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

8150 Birch Bay Road, Suite 205 , Blaine WA 98230

(Address of principal executive offices)

Issuer’s telephone number: (206) 347-4515

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:  As at November 19, 2013, there were 26,948,000 shares of the issuer's $0.001 par value common stock issued and outstanding

MOBETIZE CORP.

2

MOBETIZE, CORP.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

September 30, 2013
(Unaudited)

	US $
	SEPTEMBER 30 2013	MARCH 31 2013

ASSETS
Current Assets:
Cash	$469,274	$10,049
Accounts receivable	7,256	-
Prepaids	151,364	-
Notes receivable (Note 4)	373,424	373,424
Interest receivable	19,525	9,748
Total Current Assets	1,020,843	393,221

Intangible asset (Note 5)	1,531,368	46,409
TOTAL ASSETS	$2,552,211	$439,630

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$85,243	$2,453
Accounts payable - related party (Note 6)	80,000	36,500
Due to related party (Note 6)	92,683	84,852
Convertible debentures (Note 7)	40,000	40,000
Total Current Liabilities	297,926	163,305

STOCKHOLDERS' EQUITY
Common stock, $0.001 Par Value: 525,000,000 authorized and 26,948,000 and 17,003,000 common shares issued and outstanding, respectively (Note 8)	26,948	17,003
Share subscriptions payable (Note 8)	472,500	-
Share subscriptions receivable (Note 8)	(38,750)	-
Additional paid-in capital	2,253,476	455,921
Accumulated deficit during the development stage	(459,889)	(196,599)
Total Stockholders' Equity	2,254,285	276,325
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,552,211	$439,630

The accompanying notes are an integral part of these financial statements.

F-1

MOBETIZE CORP.

 (A Development Stage Company)

Condensed Consolidated Statements of Operations

 (Unaudited)

	US$ SIX MONTHS ENDED SEPTEMBER 30,		US$ THREE MONTHS ENDED SEPTEMBER 30,		US$ ACCUMULATED FROM FEBRUARY 23, 2012 (INCEPTION) TO SEPTEMBER 30, 2013
	2013	2012	2013	2012

OPERATING REVENUES
Revenues	$31,035	$-	$28,206	$-	$31,035

OPERATING EXPENSES
Advertising and promotion	9,291	-	9,291	-	9,291
Advertising –related party	9,801	-	4,800	-	9,801
Consulting	73,806	-	73,806	-	73,806
General and administrative	50,729	1,039	32,388	(4,800)	83,314
G&A – related party	6,755	-	6,755	-	8,066
Management fees	87,000	66,500	5,080	66,500	204,500
Professional fees	49,487	1,992	30,751	1,992	103,038
Research and development	14,800	-	-	-	14,800
Total Operating Expenses	301,669	69,531	162,871	63,692	506,616

NET LOSS FROM OPERATIONS	(270,634)	(69,531)	(134,665)	(63,692)	(475,581)

OTHER INCOME
Interest Income	9,777	321	4,915	321	19,525
Interest expense	(2,423)	-	(1,223)	-	(3,833)
Total Other Income	7,344	321	3,692	321	15,692

NET LOSS	$ (263,290)	$ (69,210)	$ (130,973)	$ (63,371)	$ (459,889)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.02)	$-	$(0.01)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	11,053,213	23,030,000	18,732,043	23,030,000

The accompanying notes are an integral part of these financial statements.

F-2

MOBETIZE CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flow

 (Unaudited)

	US$ SIX MONTHS ENDED SEPTEMBER 30,		US$ ACCUMULATEDFROM FEBRUARY 23, 2012 (INCEPTION) TO SEPTEMBER 30, 2013
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(263,290)	$(69,210)	$(459,889)

Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services	36,136	66,500	102,636
Shares issued for incorporation cost	-	-	3,000
Interest receivable	(9,777)	(321)	(19,525)

Changes in assets and liabilities
Accounts receivable	(7,256)	-	(7,256)

Accounts payables and accrued expenses	82,790	5,604	85,243
Accounts payable - related party	64,500	-	101,000

Net cash provided by (used in) operating activities	(96,897)	2,573	(194,791)

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs	(84,959)	-	(101,368)

Net cash used in investing activities	(84,959)	-	(101,369)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issued and issuable	632,750	-	632,750
Proceeds from issuance of convertible debentures	-	-	40,000
Proceeds from related party	52,217	5,677	141,253
Repayment to a related party	(43,886)		(48,570)
Net cash provided by financing activities	641,081	5,677	765,433

NET INCREASE IN CASH	459,225	8,250	469,274

CASH - BEGINNING OF PERIOD	10,049	-	-

CASH - END OF PERIOD	$469,274	$8,250	469,274

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-	$-
Interest expense	$-	$-	$-

SUPPLEMENTAL NONCASH INFORMATION:
Shares issued for acquisition of software licence	$1,400,000	$30,000	$1,430,000
Shares issued to settle debt	$21,000	$-	$21,000
Non cash increase in prepaid expenses	$187,500	$-	$187,500
Shares issued for acquisition of notes receivable	$-	$317,720	$373,424

The accompanying notes are an integral part of these financial statements.

F-3

MOBETIZE CORP.

 (A Development Stage Company)

Notes to the consolidated Financial Statements

September 30, 2013 (Unaudited)

1.

Nature of Operations and Continuance of Business

Mobetize, Corp. (the “Company”) was incorporated in the state of Nevada on February 23, 2012 under the name Slavia, Corp. The Company is a development stage company that plans to offer mobile banking technologies and service. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

On September 4, 2013, the Company entered into a purchase and sale agreement with Mobetize, Inc. (“Mobetize”), a private corporation formed under the state of Nevada on March 14, 2012.  Under the terms of the agreement, the Company acquired the net assets of Mobetize in exchange for 22,003,000 common shares of the Company.  After the close of the share exchange agreement, there were 26,633,000 common shares outstanding and the former shareholders of Mobetize control approximately 84% of the total issued and outstanding common shares of the Company (including 500,000 common shares currently held by former shareholders of Mobetize in a private transaction), resulting in a reverse takeover.

On September 16, 2013, the Company issued 315,000 common shares as compensation for an on-going consulting agreement with the Company. Subsequent to this transaction, the Company currently has 26,948,000 common shares issued and outstanding.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2013, the Company has an accumulated deficit of $459,889. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)      Basis of Presentation and Principles of Consolidation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is March 31. The consolidated financial statements include the accounts of the Company and its’ wholly owned subsidiary, Mobetize, Inc. All inter-company accounts and transactions have been eliminated.

b)      Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the collectability of accounts receivable, valuation of intangible assets, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)      Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)      Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2013 and 2012, the Company had no cash equivalents.

e)      Notes Receivable

The Company evaluates the collectability of notes receivable based on the age of receivable balances and debtor credit-worthiness. If the Company determines that financial conditions of its debtors have deteriorated, an allowance for doubtful accounts may be made or the notes receivables written off if all collection attempts have failed.

The Company recognizes interest income on notes receivable using the effective interest method. If the Company determines that the recoverability of any of its notes receivable is not probable, it will place the notes on nonaccrual status and will cease recording interest income. Should the Company later determine that the notes receivable balance is recoverable, it will resume the accrual of interest.

f)       Prepaid Expenses

The Company pays for some property related services in advance and recognizes these expenses as prepaid at the balance sheet date. Prepaid expenses are carried at fair value which is deemed to be the gross value of the pre-payment due to the short-term maturity of these payments. The Company does have certain prepaid expenses that extend beyond one-year and those are classified as non-current assets.

g)      Revenue Recognition

The Company recognizes revenue from licensing and professional fees to non-related parties. During the period ended September 30, 2013, the Company derived all of its revenue from three customers acquired under the asset purchase from Alligato. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

h)      Intangible Assets

Intangible assets include all costs incurred to acquire internet network and channels. Intangible assets are recorded at cost and amortized over its useful life of three years using the straight-line method. No amortization has been taken on intangible assets, as they have not yet been put into use.

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

F-4

i)      Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation,” using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

j)      Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2013, the Company has 700,000 (2012 – nil) potentially dilutive shares.

k)      Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.As of September 30, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

l)      Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, amounts receivable, notes receivable, interest receivable, accounts payable and accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

m)      Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•     Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•     Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

F-5

3.

Share Exchange Agreement between Mobetize, Corp. and Mobetize, Inc.

On September 4, 2013, the Company entered into a purchase and sale agreement with Mobetize and the shareholders of all of the issued and outstanding common shares of Mobetize.

Pursuant to the agreement, the Company acquired the net assets of Mobetize in exchange for 22,003,000 common shares of the Company. Following the close of the share exchange agreement, there are 26,633,000 common shares outstanding, of which the former shareholders of Mobetize will control approximately 22,503,000 common shares, or 84% of the total issued and outstanding common shares of Slavia, resulting in a change of control. The 22,503,000 common shares held by former shareholders of Mobetize is comprised of 22,003,000 from the share exchange agreement and 500,000 common shares held by the President and Director of Mobetize which was acquired in a private transaction prior to the share exchange agreement.

The transaction was accounted for as a reverse recapitalization transaction, as the Company qualifies as a non-operating public shell company given the fact that the Company held nominal net monetary assets, consisting primarily of cash at the time of merger transaction. As Mobetize is deemed to be the purchaser for accounting purposes under recapitalization accounting, these financial statements are presented as a continuation of Mobetize. The equity of Mobetize is presented as the equity of the combined company and the capital stock account of Mobetize is adjusted to reflect the part value of the outstanding and issued common stock of the legal acquirer (the Company) after giving effect to the number of shares issued in the purchase and sale agreement.  Shares retained by the Company are reflected as an issuance as of the acquisition date for the historical amount of the net assets of the acquired entity, which in this case is zero.

4.

Notes Receivable

a)      On April 4, 2012, the Company acquired an outstanding notes receivable of $8,500, due from a non-related party from the President and Director of the Company in exchange for the issuance of 8,500,000 common shares of the Company.

b)      On September 12, 2012, the Company acquired outstanding notes receivable of $112,328, comprised of principal balance of $100,000 and accrued interest of $12,328, due from a non-related company, Telupay PLC. The notes are unsecured, bears interest at 6% per annum, and due on demand. The notes are convertible into common shares of Telupay International Inc., a non-related company, at a rate of $0.15 per common share at the option of the Company. As at September 30, 2013, the Company accrued $6,116 of interest receivable.

c)      On September 24, 2012, the Company acquired outstanding notes receivable of $196,892, comprised of principal balance of $175,000 and accrued interest of $21,892, due from a non-related party, Telupay PLC. The notes are unsecured, bears interest at 6% per annum, and due on demand.  The notes are convertible into common shares of Telupay International Inc., a non-related company, at a rate of $0.15 per common share at the option of the Company. As at September 30, 2013, the Company accrued $10,704 of interest receivable.

d)      On November 6, 2012, the Company acquired outstanding notes receivable of $55,704, comprised of principal balance of $50,000 and accrued interest of $5,704, due from a non-related company, Telupay PLC. The note is unsecured, bears interest at 6% per annum, and is due on demand. The note is convertible into common shares of Telupay International Inc., a non-related company, at a rate of $0.15 per common share at the option of the Company. The Company acquired these notes form a non-related party in exchange for the issuance of 553,000 common shares of the Company. As at September 30, 2013, the Company accrued $2,705 of interest receivable.

 The Company has assessed the collectability of these notes receivable and determined that they are collectible and no write down is required.

F-5

5.

Intangible Assets

	US$
	Cost	Accumulated Amortization	Net Carrying Value:
			September 30, 2013	September 30, 2012

Software license	$46,409	$–	$46,409	$46,409
Mobetize IP asset	1,484,960	–	1,484,960	–

	$1,531,368	$–	$1,531,368	$46,409

a)   On March 26, 2012, the Company acquired the rights to use, distribute, and incorporate software related to mobile banking and payment software from Baccarat Overseas Ltd., a non-related company, in exchange for 1,200,000 common shares with a fair value of $30,000.

b)    During the period ended September 30, 2013, the Company incurred $84,959 (September 30, 2012 - $16,409) for development of the software, all of which has been capitalized.

c)   On May 31, 2013, the Company acquired the technology, source code and all other IP related to the assets of the Mobetize suite from Alligato Inc., as well as the customer accounts and partnership agreements relating to the Mobetize IP assets, in exchange for 4,000,000 common shares with a fair value of $1,400,000.These assets will be amortized on a straight-line basis over three years, once operations using these assets commence.

d)   Alligato is a company controlled by Ajay Hans the CEO and Director of Mobetize Corp. However, Mr. Hans only became a Director and Officer of the Company effective September 4, 2013, subsequent to the asset purchase from Alligato, hence this transaction was not considered to be with a related party.

6.

Related Party Transactions

a)   During the period ended September 30, 2013, the Company incurred $52,500 (2012 - $42,000) of management fees and $1,500 (2012 - $nil) of rent to the President of the Company.

b)   During the period ended September 30, 2013, the Company incurred $24,000 (2012 - $nil) of management fees, $9,081 (2012 - $nil) of Advertising expenses and $6,755 (2012 - $nil) of General & Administration expenses to a company controlled by the Chief Executive Officer of the Company.

c)   During the period ended September 30, 2013, the Company incurred $10,500 (2012 - $24,500) of management fees to a company controlled by a Director of the Company.

d)   During the period ended September 30, 2013, the Company settled debt of $21,000 owing to a Company controlled by a Director of the Company with the issuance of 84,000 common shares.

e)   As at September 30, 2013, the Company owes $92,683 for advances from related parties and $80,000 for the accrual of management and rent  (September 30, 2012 - $84,352 and $36,500 respectively) to the President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

7.

Convertible Debentures

On December 12, 2012, the Company entered into a convertible promissory note agreement for $20,000. Pursuant to the agreement, the note is convertible into common shares at a conversion price of $0.20 per share, carries 12% interest, and is due on December 11, 2013. As of September 30, 2013, the Company has recorded accrued interest in the amount of $2,016.

On January 1, 2013, the Company entered into a convertible promissory note agreement for $20,000. Pursuant to the agreement, the note is convertible into common shares at a conversion price of $0.20 per share, carries 12% interest and, is due on January 1, 2014. As of September 30, 2013, the Company has recorded accrued interest in the amount of $1,816.

F-6

8.

Common Stock

a)   On July 25, 2013, the Company affected a seven-for-one forward share split. The effect of the forward stock split increased the number of issued and outstanding common shares from 3,290,000 common shares outstanding and 75,000,000 authorized to 23,030,000 common sharesoutstanding and 525,000,000 authorized and has been reflected on a retroactive basis.

b)   On July 12, 2013, the Chief Executive Officer of Mobetize acquired 18,900,000 post-split common shares of the Company in a private transaction for $25,000. Subsequent to the acquisition, the CEO of Mobetize returned 18,400,000 common shares for cancellation.

c)   Prior to the purchase and sale agreement, the former President and Director of the Company forgave $11,527 owing from the company, which was recorded as additional paid-in capital.

d)   Prior to the share exchange between Mobetize Corp. and Mobetize Inc., on May 31, 2013, Mobetize acquired the technology, source code and all other IP related to the assets of the Mobetize suite from Alligato Inc., as well as the customer accounts and partnership agreements relating to the Mobetize IP assets, in exchange for 4,000,000 common shares with a fair value of $1,400,000

e)   Prior to the share exchange between Mobetize Corp. and Mobetize Inc., Mobetize closed a private placement for 796,000 common shares for cash proceeds of $199,000. As of September 30, 2013, the Company has received $160,250 of the proceeds from the private placement. The balance due of $38,750 has been recorded as shares subscription receivable.

f)    Prior to the share exchange between Mobetize Corp. and Mobetize Inc, the Company issued 120,000 shares of stock for prepaid consulting services valued at $30,000. As of September 30, 2013, $7,500 of these services have been amortized.

g)   Prior to the share exchange between Mobetize Corp. and Mobetize Inc, the Company issued 84,000 shares of stock as valued at $21,000 to settle debt in the amount of $21,000.

h)   On September 4, 2013, the Company issued 22,003,000 common shares of the Company, for the share exchange agreement as noted in Note 3.

i)    On September 16, 2013, the Company issued 315,000 common shares for prepaid consulting services, with a fair value of $157,500. As of September 30, 2013, $28,636 in these services have been amortized.

j)    During the period ended September 30, 2013, the Company received $525,000 in cash proceeds, net of $52,500 in share issuance cost for 1,050,000 shares at $0.50 each. As of September 30, 2013, the Company has not issued the shares and has recorded the net proceeds received as shares subscriptions payable.

9.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price (US$)

Balance, September 30, 2012	–	–

Issued	500,000	0.50

Balance, September 30, 2013	500,000	0.50

As at September 30, 2013, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price (US$)	Expiry date

500,000	0.50	September 2, 2015

500,000

10.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

F-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PRELIMINARY NOTE REGARDING FORWARD LOOKING STATEMENTS

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

In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the predictions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

We are considered a development stage company.  Our auditors have issued a going concern opinion on the financial statements for the year ended March 31, 2013.

GENERAL

We were incorporated in the State of Nevada on February 23, 2012. Our business office is at 8150 Birch Bay Road, Suite 205, Blaine WA 98230. Our telephone number is (206) 347-4515.

Our original business was to provide service to international students who want to study in Canada. We have not generated any revenues and our principal business activities had consisted of creating a business plan and entering into a Referral Agreement dated May 7, 2012 with Novy Mir, Ltd., an independent contractor who was to refer international students to us.

Our business plan was to help international students enroll in appropriate universities, institutes, colleges or schools in Canada. We also had planned to help students obtain student visas and find accommodations in the cities of study. Our service was to start from preliminary consultation and end when the client was enrolled to the program, entered to the destination country and accommodated at a desired place.

Unfortunately, we were not able to raise sufficient capital to fund our business development and consequently our management began considering alternative strategies, such as business combinations or acquisitions to create value for our shareholders.

On July 9, 2013, we entered into an asset purchase and sale agreement with Mobetize Inc. (“Priveco”), a State of Nevada corporation and formerly “Telupay Inc.”. Pursuant to the terms of the agreement, we agreed to acquire substantially all the assets of Priveco in exchange for the issuance by our company of 22,003,000 shares of our common stock to Priveco.

On July 12, 2013, Ms. Shpeyzer had resigned as our President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director.  Ms. Shpeyzer’s resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.  Concurrently with Ms. Shpeyzer’s resignation, Mr. Stephen Fowler was appointed as our President, Principal Financial Officer, Principal Accounting Officer and as a director.

In accordance with board approval, we filed a Certificate of Change dated August 8, 2013 with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 7 new for 1 old basis, such that our authorized capital increased from 75,000,000 to 525,000,000 shares of common stock and, correspondingly, our issued and outstanding shares of common stock was increased from 3,290,000 to 23,030,000 common shares, all with a par value of $0.001.

Further, effective August 13, 2013, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), our company changed its name from “Slavia, Corp.” to “Mobetize Corp.”.  The name change and forward split became effective with the Over-the-Counter Bulletin Board at the opening of trading on August 14, 2013 under the symbol SAVID”.  Effective October 1, 2013, our stock symbol changed from “SAVID” to “MPAY” to better reflect the new name of our company.

In connection with the asset purchase and sale agreement, Mr. Fowler agreed to return for cancellation 18,400,000 shares of our common stock on September 4, 2013. Concurrently, we closed the asset purchase and sale by issuing the required 22,003,000 common shares to Priveco. Also pursuant to the asset purchase and sale agreement, on September 4, 2013, Ajay Hans was appointed as a director and Principal Executive Officer of our company.

On September 20, 2013, Stephen Fowler had resigned as our Principal Financial Officer and Principal Accounting Officer.  Mr. Fowler’s resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.  Concurrently with Mr. Fowler resignation, Mr. Chris Convey was appointed as our Chief Financial Officer.

On September 16, 2013, our company issued 315,000 common shares to Source Capital Group, Inc., a US investment-banking firm, as part of an on-going consulting agreement with our company. As a result of this transaction, our company currently has 26,948,000 common shares issued and outstanding.

BUSINESS OVERVIEW

Our original business was to provide service to international students who want to study in Canada. We did not generate any revenues and our principal business activities consisted of creating a business plan.  Our business plan was to help international students enroll in appropriate universities, institutes, colleges or schools in Canada. We also had planned to help students obtain student visas and find accommodations in the cities of study. Our service was to start from preliminary consultation and end when the client was enrolled to the program, entered to the destination country and accommodated at a desired place.

Unfortunately, we were not able to raise sufficient capital to fund our business development and consequently our management began considering alternative strategies, such as business combinations or acquisitions to create value for our shareholders.

Our current business offers us to become a leading online and mobile money services provider for telecom operators, payment service providers and banks. Our solutions address the convergence of online and retail via mobile channel and integrate mobile financial services, mobile payments and loyalty into software suites specifically designed for our target partners, allowing them to offer secure and convenient financial and payment solutions for their customers.

Mobile Telecom Products and m-Commerce Solutions:

Adoption of the smart phone has created an unprecedented increase in the use of the mobile devices for financial transactions.  This paradigm is changing the way people receive financial services across the globe. Mobile Financial Services (“MFS”) are part of a long-term strategy for telecom operators worldwide to enhance their relationship graph with their subscribers. We have commenced operations with our first products designed and ready for sale and/or implementation. Our integrated software suite platform allows telecoms companies to rapidly and simply implement bill management, payments, airtime recharge, domestic money transfers, international remittances, point of sale, and various other marketing technologies  on a mobile device. Our mobile money solution provides telecoms operators with the following advantages:

•

a custom branded wallet;

•

deepening customer relationships and loyalty;

•

launching new products and services via mobile;

•

attracting new customers and increase sales;

•

reducing customer payment-processing costs;

•

interoperability; and

•

reducing fraud and increase customers’ security.

Payment Products and Solutions:

With our mWallet, mPay and mPos solutions we seek to address the needs of merchants worldwide by making mobile commerce accessible, convenient and powerful for both merchants and consumers.  Our business is a global leading mobile commerce platform that enables merchant customers to offer secure and convenient non-near field communication payment solutions. With our revolutionary mobile commerce technologies, merchants are able to provide enhanced purchasing experiences to their consumers. We have commenced operations with our first products designed and ready for sale and/or implementation.

We have implemented revolutionary mobile commerce solutions that cater to the needs of merchants and consumers alike both online and in-store. Our mobile services platform makes it easier for consumers to perform mobile transactions through a secure, bank grade mobile interface anytime, anyplace. Our attention to detailed user experience makes payments simple, convenient and safe. Our carefully chosen features provide unparalleled quality to our customers, partners and business associates across the world.
4

RESULTS OF OPERATION

Operating Revenues, Operating Expenses and Net Loss

	US$ Three Months Ended September 30,		US$ Six Months Ended September 30,

	2013	2012	2013	2012
Revenues	$28,206	$-	$31,035	$-
Operating Expenses	162,871	63,692	301,669	69,531
Net Loss	(130,973)	(63,371)	(263,290)	(69,210)

Our company generated $28,206 of revenue in the three months ended September 30, 2013 compared to revenues of $nil during the same period in 2012 and generated $31,035 of revenue in the six months ended September 30, 2013 compared to revenues of $nil during the same period in 2012. All revenues are currently generated through m-commerce services provided in line with the contracts acquired by Mobetize from Alligato Inc. Our company expects to generate further revenue in the next 12 monthsas Mobile Money services are deployed.

Our operating expenses for the three and six month periods ended September 30, 2013 and 2012 are outlined in the table below:

	US$		US$
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Advertising and promotion	$14,091	$-	$19,092	$-
Consulting	73,806	-	73,806	-
General and administrative	39,143	(4,800)	57,484	1,039
Management fees	5,080	66,500	87,000	66,500
Professional fees	30,751	1,992	49,487	1,992
Research and development	-	-	14,800	-
Total	162,871	63,692	301,669	69,531

Operating expenses for the three months ended September 30, 2013 were $162,871 compared with $63,692 for the three months ended September 30, 2012. The increase in operating expenses was attributed to an increase in advertising and promotion costs of $14,091, consulting fees of $73,806, general and administrative costs of $43,943 and professional fees of $28,759, offset by a decrease in management fees of $61,420.

For the six months ended September 30, 2013 operating costs were $301,669 compared with $69,531 for the six months ended September 30, 2012. The increase in operating expenses was primarily attributed to an increase in advertising and promotion costs of $19,092, consulting fees of $73,806, general and administrative costs of $56,445 and professional fees of $47,495.

During the six months ended September 30, 2013, our company recorded a net loss of $263,290 compared with net loss of $69,210 for the six months ended September 30, 2012. Our company incurred an increase of $2,433 of interest expense relating to debt balances and $9,456 of interest income from notes receivable.

Liquidity and Capital Resources

	US $
	SEPTEMBER 30, 2013	MARCH 31, 2013
Current Assets	$1,020,843	$393,221
Current Liabilities	297,926	163,305
Working Capital	722,917	229,216

As at September 30, 2013, our company’s cash balance was $469,274 and total assets was $2,552,211, compared to cash balance of $10,049 and total assets of $439,630 as at March 31, 2013. The increase in the cash balance was attributed to the acquisition of Mobetize Inc.’s assets during the period.  The increase in total assets was attributed to the acquisition of Mobetize Inc.’s software license.

As at September 30, 2013, our company had total liabilities of $297,926 compared with total liabilities of $163,305 as at March 31, 2013. The increase in total liabilities is attributed to an increase of account payable and accrued liabilities of $82,790, as well as an increase to amounts due to related parties of $51,831.

As at September 30, 2013, our company has a working capital of $722,917 compared with working capital of $229,916 at March 31, 2013 with the increase in the working capital attributed to the increase of $459,225 in cash held to pay for day-to-day activities of our company, an increase in accounts receivable of $7,256 relating to revenue, an increase in prepaid expenses $151,364, and an increase of $9,777 of interest receivable from notes receivable.

Cash Flows

	US$
	Six Months Ended
	September 30,
	2013	2012
Cash flows provided by (used in) Operating Activities	$(96,897)	$2,573
Cash flows provided by (used in) Investing Activities	(84,959)	-
Cash flows provided by (used in) Financing Activities	641,081	5,677
Net Increase in Cash During Period	459,224	8,250

Cash flow from Operating Activities

During the six months ended September 30, 2013, our company used $96,897 of cash for operating activities compared to the provision of $2,573 of cash for operating activities during the six months ended September 30, 2012.  The increase in the use of cash for operating activities was attributed to the fact that our company incurred more for general and administrative costs for the period for day-to-day activities, consulting, professional fees, and research and development.

Cash flow from Investing Activities

During the six months ended September 30, 2013, our company used $84,959 of cash for investing activities compared to the use of $nil in the six months ended September 30, 2012. The increase in use of cash for investing activities is due to our company’s development of its software license.

Cash flow from Financing Activities

During the six months ended September 30, 2013, our company received $641,081 of proceeds from financing activities compared to $5,677 during the six months ended September 30, 2012. The increase in proceeds from financing activities was due to our company receiving share subscriptions for which shares had not yet been issued and receiving proceeds from a related party.

Subsequent Developments

None.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and advances from directors. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

There is significant doubt about our ability to continue as a going concern.

These financial statements included in this Quarterly Report for September 30, 2013 have been prepared on a going concern basis,which implies thatour companywill continueto realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2013, ourcompanyhas an accumulated deficit of $459,889. The continuation of our company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from our company’s future operations. These factors raisesubstantial doubt regardingour company’sability to continue as a going concern. These financial statements do not include any adjustmentsto the recoverability and classification of recorded asset amounts and classification ofliabilities that might be necessary should our company be unableto continue as a going concern.

CRITITCAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in note 2 to our consolidated financial statements. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the collectability of accounts receivable, valuation of intangible assets, fair value of stock-based compensation, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2013 and 2012, our company had no cash equivalents.

Notes Receivable

Our company evaluates the collectability of notes receivable based on the age of receivable balances and debtor credit-worthiness. If our company determines that financial conditions of its debtors have deteriorated, an allowance for doubtful accounts may be made or the notes receivables written off if all collection attempts have failed.

Our company recognizes interest income on notes receivable using the effective interest method. If our company determines that the recoverability of any of its notes receivable is not probable, it will place the notes on nonaccrual status and will cease recording interest income. Should our company later determine that the notes receivable balance is recoverable, it will resume the accrual of interest.

Revenue Recognition

Our company recognizes revenue from licensing fees through a non-related party. During the period ended September 30, 2013, our company derived all of its revenue from three customers acquired under the asset purchase from Alligato. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

Intangible Assets

Intangible assets include all costs incurred to acquire internet network and channels. Intangible assets are recorded at cost and amortized over its useful life of three years using the straight-line method. No amortization has been taken on intangible assets as they have not yet been put into use.

Our company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. Our company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2013 and 2012, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As we are a smaller reporting company, as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the President and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the President and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our President and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.

However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of September 30, 2012.

 A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1.      lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2.      insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

 We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended September 30, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Controls over Financial Reporting

There have been no changes in our company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 9, 2013, we entered into an asset purchase and sale agreement with Priveco. Pursuant to the terms of the agreement, we agreed to acquire substantially all of the assets of Priveco in exchange for the issuance by our company of 22,003,000 shares of our common stock to Priveco.

In connection with the asset purchase and sale agreement, Mr. Fowler agreed to cancel 18,400,000 shares of our common stock.

Concurrently on September 4, 2013, we closed the asset purchase and sale by issuing the required 22,003,000 common shares to Priveco.  As a result of these transactions, we had 26,633,000 common shares issued and outstanding. These securities issued to Priveco pursuant to Rule 506 of Regulation D of the Securities Act of 1933 on the basis that they represented to our company that they were an “accredited investor” as such term is defined in Rule 501(a) of Regulation D of the Securities Act of 1933, as amended

On September 16, 2013, we entered into a consulting agreement with Source Capital Group, Inc. (“Source”), whereby Source agreed to provide consulting services to us regarding the development and execution of our business plan and capital needs until June 1, 2015. As compensation for such consulting services, we have agreed to compensate Source for its services by issuing 315,000 common shares of our capital stock.  Further, in connection with the agreement, we entered into a subscription agreement dated September 16, 2013 with Source for the subscription of 315,000 common shares of our capital stock.

On September 16, 2013, pursuant to the agreements with Source, we issued 315,000 common shares to one person pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, on the basis that they represented to our company that they were an “accredited investor” as such term is defined in Rule 501(a) of Regulation D of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

Number	Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Purchase and Sale Agreement with Mobetize, Inc. dated July 9, 2013 (incorporated by reference to our Quarterly Report for June 30, 2013 on Form 10-Q/A filed on September 10, 2013).
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on May 30, 2012).
3.2	Certificate of Amendment filed on August 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on August 15, 2013).
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on May 30, 2012).
(10)	Material Contracts
10.1	Optimal Payment Agreement between Alligato, Inc. and Mobetize Inc. dated August 11, 2011 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2013).
10.2

Software Application Service and Support Agreement between Rentmoola Payment Solutions, Inc. and Alligato, Inc. dated January 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 28, 2013).

10.3

Software Application Service and Support Agreement between Trust Cash Corp. and Alligato, Inc. dated January 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2013).

10.4	Service Agreement between Zipmark, Inc. Alligato, Inc. dated November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2013).
10.5	License Agreement between Telupay PLC and Baccarat Overseas Ltd. dated March 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2013).
10.6	License Assignment Agreement between Telupay Inc. and Baccarat Overseas Ltd. dated August 21, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2013).
10.7	Transfer to Services Agreement between Alligato Inc. and Mobetize Inc. dated May 31, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2013).
10.8	Consulting Agreement between our company and Stephen Fowler dated July 15, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 28, 2013).
10.9	Management Services Agreement between Mobetize Inc. and Alligato Inc. dated June 1, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2013).
10.10	Management Services Agreement between Mobetize Inc. and 053574 BC Ltd. dated June 1, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2013).
10.11	Assignment of Debt Agreement of Mobetize Inc. and Stephen Fowler dated April 4, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 28, 2013)..
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certifications
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2013	MOBETIZE CORP.
By: /s/ Stephen Fowler
Stephen Fowler, President

MOBETIZE CORP.
By: /s/ Chris Convey
Chris Convey, Chief Financial Officer

