Form 10-Q
period 2013-12-31
MOBETIZE, CORP.
filed 2014-02-13
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

8150 Birch Bay Road, Suite 205, Blaine WA 98230
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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:  As at February 13, 2014, there were 27,998,000 shares of the issuer's $0.001 par value common stock issued and outstanding

MOBETIZE CORP.

MOBETIZE, CORP.
(A Development Stage Company)
Balance Sheets
December 31, 2013
(Unaudited)

	US $
	DECEMBER 31, 2013	MARCH 31, 2013

ASSETS
Current Assets:
Cash	$262,736	$10,049
Accounts receivable	7,089	-
Prepaids	121,705	-
Notes receivable (Note 4)	-	373,424
Interest receivable	-	9,748
Total Current Assets	391,530	393,221

Investments (Note 5)	1,634,049	-
Intangible asset (Note 5)	1,585,156	46,409
TOTAL ASSETS	$3,610,735	$439,630

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$30,017	$2,453
Accounts payable - related party (Note 6)	112,013	36,500
Due to related party (Note 7)	96,219	84,352
Due to third party (Note 8)	5,750	-
Convertible debentures (Note 9)	40,000	40,000
Total Current Liabilities	283,999	163,305

STOCKHOLDERS' EQUITY
Common stock, $0.001 Par Value: 525,000,000 authorized and 27,998,000 and 17,003,000 common shares issued and outstanding, respectively (Note 10)	27,998	17,003
Share subscriptions payable (Note 10)	4,875	-
Additional paid-in capital	2,729,612	455,921
Accumulated earnings/(deficit) during the development stage	564,251	(196,599)
Total Stockholders' Equity	3,326,736	276,325
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,610,735	$439,630

The accompanying notes are an integral part of these financial statements.

MOBETIZE CORP.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	US$ NINE MONTHS ENDED DECEMBER 31,		US$ THREE MONTHS ENDED DECEMBER 31,		US$ ACCUMULATED FROM FEBRUARY 23, 2012 (INCEPTION) TO
	2013	2012	2013	2012	DECEMBER 31, 2013

OPERATING REVENUES
Revenues	$72,839	$-	$41,804	$-	$72,839

OPERATING EXPENSES
Advertising and promotion	46,419	-	37,128	-	46,419
Advertising – related party	11,588	-	1,787	-	11,588
Consulting	138,980	-	65,174	-	138,980
General and administrative	127,798	10,680	77,069	9,641	160,373
G&A – related party	10,162	-	3,407	-	11,473
Management fees – related party	130,017	92,000	43,017	25,500	247,517
Professional fees	79,446	10,182	29,959	8,190	132,997
Research and development	14,800	-	-	-	14,800
Total Operating Expenses	559,210	112,862	257,541	43,331	764,147

NET LOSS FROM OPERATIONS	(486,371)	(112,862)	(215,737)	(43,331)	(691,308)

OTHER INCOME/(EXPENSE)
Interest income	9,777	4,940	-	4,619	19,525
Gain on conversion of notes receivable	1,241,100	-	1,241,100	-	1,241,100
Interest expense	(3,656)	-	(1,233)	-	(5,066)
Total other income /(expense)	1,247,221	4,940	1,239,867	4,619	1,255,559

NET INCOME/(LOSS)	$760,850	$(107,922)	$1,024,130	$(38,712)	$564,251

NET INCOME/ (LOSS) PER SHARE
Basic	$0.03	$-	$0.04	$-
Diluted	$0.03	$-	$0.04	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	20,913,650	23,030,000	27,998,000	23,030,000
Diluted	20,408,150	-	27,492,500	-

The accompanying notes are an integral part of these financial statements.

MOBETIZE CORP.
(A Development Stage Company)
Statements of Cash Flow
(Unaudited)

	US$ NINE MONTHS ENDED DECEMBER 31,		US$ ACCUMULATED FROM FEBRUARY 23, 2012 (INCEPTION) TO
	2013	2012	DECEMBER 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(loss)	$760,850	$(107,922)	$564,251

Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services	75,356	66,500	141,856
Shares issued for incorporation cost	-	-	3,000
Gain on conversion of notes receivable	(1,241,100)	-	(1,241,100)
Interest receivable	(9,777)	(4,939)	(19,525)
Changes in assets and liabilities
Accounts receivable	(7,089)	-	(7,089)
Accounts payables and accrued expenses	27,564	-	30,017
Accounts payable - related party	96,513	7,801	133,013
Net cash used in operating activities	(297,683)	(38,560)	(395,577)

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs	(138,747)	-	(155,156)
Net cash used in investing activities	(138,747)	-	(155,156)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issued and issuable	671,500	19,953	671,500
Proceeds from issuance of convertible debentures	-	-	40,000
Proceeds from short-term loan	5,750	-	5,750
Proceeds from related party	55,753	31,220	144,789
Repayment to related party	(43,886)	-	(48,570)
Net cash provided by financing activities	698,117	51,173	813,464

NET INCREASE IN CASH	252,687	12,613	262,736
CASH - BEGINNING OF PERIOD	10,049	-	-
CASH - END OF PERIOD	$262,736	$12,613	$262,736

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-	$-
Interest expense	$-	$-	$-

SUPPLEMENTAL NONCASH INFORMATION:
Shares issued for acquisition of software licence	$1,400,000	$30,000	$1,430,000
Shares issued to settle debt	$21,000	$-	$21,000
Non cash increase in prepaid expenses	$187,500	$-	$187,500
Shares issued for acquisition of notes receivable	$-	$317,720	$373,424
Settlement of note receivable for investments	$392,949	$-	$392,949

The accompanying notes are an integral part of these financial statements.

MOBETIZE CORP.
 (A Development Stage Company)
Notes to the Financial Statements
December 31, 2013
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

On September 16, 2013, the Company issued 315,000 common shares as compensation for an on-going consulting agreement with the Company. Additionally on October 7, 2013 the Company issued 1,050,000 shares in a private placement at $0.50 per share for gross funds of $525,000. Subsequent to this transaction, the Company currently has 27,998,000 common shares issued and outstanding.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2013, the Company has accumulated earnings of $564,251. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2013 and 2012, the Company had no cash equivalents.

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

The Company recognizes revenue from licensing and professional fees to non-related parties. During the period ended December 31, 2013, the Company derived all of its revenue from three customers acquired under the asset purchase from Alligato. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

h)	Investments

The Company classifies its equity investments in third parties as held for investment and recognizes the fair market value of these assets. As these investments are in public companies, the Company has used the market value at December 31, 2013 as a representation of fair market value.

i)	Intangible Assets

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

j)	Stock-based Compensation

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

k)	Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2013, the Company has 705,500 (2012 – nil) potentially dilutive shares.

l)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

m)	Fair Value Measurement

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

The Company’s financial instruments consist principally of cash, amounts receivable, investments, interest receivable, accounts payable and accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

n)	Recent Accounting Pronouncements

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

a)
On April 4, 2012, the Company acquired an outstanding notes receivable of $8,500, due from a non-related party from the President and Director of the Company in exchange for the issuance of 8,500,000 common shares of the Company.  The note is unsecured, non-interest bearing, and due on demand.

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

e)
On December 24, 2013 the Company converted all outstanding notes receivable and accrued interest in to common equity of Telupay International Inc. at a deemed conversion price of $0.12 per share. As such, at December 31 2103 the Company has $nil notes receivable in Telupay International Inc. and instead recognizes the equity acquired through this transaction as an investment (see note 5). As Telupay International Inc. is a public company listed on the OTC market, the Company used the quoted share price of $0.50 on December 31, 2013 as an estimation of fair market value of it’s equity investment. This led to the Company recognizing a one off gain of $1,241,100 upon the conversion of the notes receivable and accrued interest in to common equity of Telupay International Inc.

5.	Investment

On December 24, 2013 the Company completed a debt for equity swap transaction, through which it converted the notes receivable and accrued interest it held from Telupay International Inc. (see note 4) in to 3,268,097 common shares in Telupay International Inc. As a result of this transaction, the Company owns approximately 2.02% of the outstanding share capital of Telupay International Inc.

The Company recognizes the holding of these shares as an investment held for sale and values it at the fair market value of the shares. As Telupay is a public company on the OTC market, the shares are valued at $0.50 per share which was the market price for Telupay stock at December 31, 2013.

6.	Intangible Assets

	US$
			Net Carrying Value:
	Cost	Accumulated Amortization	December 31, 2013	December 31, 2012

Software license	$46,409	$–	$46,409	$46,409
Mobetize IP asset	1,538,747	–	1,538,747	–

	$1,585,156	–	$1,585,156	$46,409

a)
On March 26, 2012, the Company acquired the rights to use, distribute, and incorporate software related to mobile banking and payment software from Baccarat Overseas Ltd., a non-related company, in exchange for 1,200,000 common shares with a fair value of $30,000.

b)	During the period ended December 31, 2013, the Company incurred $138,747 (December 31, 2012 - $16,409) for development of the software, all of which has been capitalized.

c)
On May 31, 2013, the Company acquired the technology, source code and all other IP related to the assets of the Mobetize suite from Alligato Inc., as well as the customer accounts and partnership agreements relating to the Mobetize IP assets, in exchange for 4,000,000 common shares with a fair value of $1,400,000. These assets will be amortized on a straight-line basis over three years, once operations using these assets commence.

d)
Alligato is a company controlled by Ajay Hans the CEO and Director of Mobetize Corp. However, Mr. Hans only became a Director and Officer of the Company effective September 4, 2013, subsequent to the asset purchase from Alligato, hence this transaction was not considered to be with a related party.

7.	Related Party Transactions

a)	During the period ended December 31, 2013, the Company incurred $78,750 (2012 - $15,000) of management fees and $1,500 (2012 - $3,000) of rent to the President of the Company.

b)
During the period ended December 31, 2013, the Company incurred $40,767 (2012 - $nil) of management fees, $11,588 (2012 - $nil) of advertising expenses and $10,162 (2012 - $nil) of general & administration expenses to a company controlled by the Chief Executive Officer of the Company.

c)	During the period ended December 31, 2013, the Company incurred $10,500 (2012 - $24,500) of management fees to a company controlled by a Director of the Company.

d)	During the period ended December 31, 2013, the Company settled debt of $21,000 owing to a Company controlled by a Director of the Company with the issuance of 84,000 common shares.

e)
As at December 31, 2013, the Company owes $96,219 for advances from related parties and $80,000 for the accrual of management and rent  (December 31, 2012 - $20.047 and $18,000 respectively) to the President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

f)
As at December 31, 2013 the company owes $32,013 to a Company controlled by the Chief Executive Officer of the Company for management fees, advertising expenses and general and administration expenses incurred but unpaid during the period.

8.	Due to third party

On October 30, 2013 the Company entered in to a short-term loan agreement to borrow $5,750 in an arms length transactions. The loan is non-interest bearing and repayable on demand.

9.	Convertible Debentures

On December 12, 2012, the Company entered into a convertible promissory note agreement for $20,000. Pursuant to the agreement, the note is convertible into common shares at a conversion price of $0.20 per share, carries 12% interest, and is due on December 11, 2013. As of December 31, 2013, the Company has recorded accrued interest in the amount of $2,621.  As at December 31, 2013 this note is in default and due on demand.

On January 1, 2013, the Company entered into a convertible promissory note agreement for $20,000. Pursuant to the agreement, the note is convertible into common shares at a conversion price of $0.20 per share, carries 12% interest and, is due on January 1, 2014. As of December 31, 2013, the Company has recorded accrued interest in the amount of $2,421.

10.	Common Stock

a)
On July 25, 2013, the Company affected a seven-for-one forward share split. The effect of the forward stock split increased the number of issued and outstanding common shares from 3,290,000 common shares outstanding and 75,000,000 authorized to 23,030,000 common shares outstanding and 525,000,000 authorized and has been reflected on a retroactive basis.

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

f)
Prior to the share exchange between Mobetize Corp. and Mobetize Inc, the Company issued 120,000 shares of stock for prepaid consulting services valued at $30,000. As of December 31, 2013, all services have been received and $30,000 has been amortized.

g)	Prior to the share exchange between Mobetize Corp. and Mobetize Inc, the Company issued 84,000 shares of stock as valued at $21,000 to settle debt in the amount of $21,000.

h)	On September 4, 2013, the Company issued 22,003,000 common shares of the Company, for the share exchange agreement as noted in Note 3.

i)	On September 16, 2013, the Company issued 315,000 common shares for prepaid consulting services, with a fair value of $157,500. As of December 31, 2013, $35,795 of these services have been amortized.

j)	On October 8, 2013 the Company issued 1,050,000 common shares at $0.50 each in a private placement and received $525,000 in cash proceeds, net of $52,500 in share issuance cost.

k)
At December 31, 2013 the Company had received marketing services and under the contract for these services the Company is required to settle the amount owed through the issue of common shares. At December 31, 2013 the Company had not yet issued shares to settle this liability, so it is recorded as stock payable. The Company values the services received and the shares to be issued at $4,875.

11.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price (US$)

Balance, September 30, 2012	–	–

Issued, September 3, 2013	500,000	0.50

Balance, December 31, 2013	500,000	0.50

As at December 31, 2013, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price (US$)	Expiry date

500,000	0.50	September 2, 2015

500,000

12.	Share Options:

During the period end December 31, 2013, the Company granted 5,500 share options for services in line with the terms of a Company’s agreement with the supplier. The options are non-qualifying options, have an exercise price of $1.00, are fully vested and expire on November 26, 2014.

The following table summarizes the continuity of share purchase options:

	Number of options	Weighted average exercise price (US$)

Balance, September 30, 2012	–	–

Issued, November 30, 2013	5,500	1.00

Balance, December 31, 2013	5,500	1.00

As at December 31, 2013, the following share purchase options were outstanding:

Number of options outstanding	Exercise price (US$)	Expiry date

5,500	1.00	November 26, 2014

5,500

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

On September 16, 2013, our company issued 315,000 common shares to Source Capital Group, Inc., a US investment-banking firm, as part of an on-going consulting agreement with our company. Additionally on October 7, 2013 the Company issued 1,050,000 shares in a private placement at $0.50 per share for gross funds of $525,000. Subsequent to this transaction, the Company currently has 27,998,000 common shares issued and outstanding.

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

Mobile Telecom and Financial Services Solutions:

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
  a custom branded wallet;
  deepening customer relationships and loyalty;
  launching new products and services via mobile;
  attracting new customers and increase sales;
  reducing customer payment-processing costs;
  interoperability; and
  reducing fraud and increase customers’ security.
Mobile Payment Products and m-Commerce Solutions:

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

RESULTS OF OPERATION

Operating Revenues, Operating Expenses and Net Loss

	US$ Three Months Ended December 31,		US$ Nine Months Ended December 31,
	2013	2012	2013	2012
Revenues	$41,804	$-	$72,839	$-
Operating Expenses	257,541	43,331	559,210	112,862
Net Loss from Operations	(215,737)	(43,331)	(486,371)	(112,862)
Net Income/(Loss)	1,024,130	(38,712)	760,850	(107,922)

Our company generated $41,804 of revenue in the three months ended December 31, 2013 compared to revenues of $nil during the same period in 2012 and generated $72,839 of revenue in the nine months ended December 31, 2013 compared to revenues of $nil during the same period in 2012. All revenues are currently generated through m-commerce services provided in line with the contracts acquired by Mobetize from Alligato Inc. Our company expects to generate further revenue in the next 12 months as Mobile Money services are deployed.

Our operating expenses for the three and nine month periods ended December 31, 2013 and 2012 are outlined in the table below:

	US$ Three Months Ended December 31,		US$ Nine Months Ended December 31,
	2013	2012	2013	2012
Advertising and promotion	$38,915	$-	$58,007	$-
Consulting	65,174	-	138,980	-
General and administrative	80,476	9,641	137,960	10,680
Management fees	43,017	25,500	130,017	92,000
Professional fees	29,959	8,190	79,446	10,182
Research and development	-	-	14,800	-
Total	257,541	43,331	559,210	112,862

Operating expenses for the three months ended December 31, 2013 were $257,541 compared with $43,331 for the three months ended December 31, 2012. The increase in operating expenses was attributed to increases in advertising and promotion costs of $38,915, consulting fees of $65,174, general and administrative costs of $80,476 and professional fees of $29,959 and management fees of $43,017.

For the nine months ended December 31, 2013 operating costs were $559,210 compared with $112,862 for the nine months ended December 31, 2012. The increase in operating expenses was primarily attributed to increases in advertising and promotion costs of $58,007, consulting fees of $138,980, general and administrative costs of $137,960 and professional fees of $79,446.

During the nine months ended December 31, 2013, our company recorded net income of $760,850 compared with net loss of $107,922 for the nine months ended December 31, 2012. During the nine months to December 31, 2013 our company booked a one-off gain on conversion of notes and accrued interest receivable of $1,241,100 (2012 $nil). Additionally during the period, our company incurred $3,656 of interest expense relating to debt balances, as well as $9,777 of interest income from notes receivable.

Liquidity and Capital Resources

	US $
	DECEMBER 31, 2013	MARCH 31, 2013
Current Assets	$391,530	$393,221
Current Liabilities	283,999	163,305
Working Capital	107,531	229,216

As at December 31, 2013, our company’s cash balance was $262,736 and total assets was $3,610,735, compared to cash balance of $10,049 and total assets of $439,630 as at March 31, 2013. The increase in the cash balance was attributed to the acquisition of Mobetize Inc.’s assets during the period. The increase in total assets was attributed to the acquisition of Mobetize Inc.’s software license and the conversion of the notes receivable held by Mobetize in Telupay International Inc. in to an equity investment.

As at December 31, 2013, our company had total liabilities of $283,999 compared with total liabilities of $163,305 as at March 31, 2013. The increase in total liabilities is attributed to an increase of account payable and accrued liabilities of $27,564, as well as an increase to amounts due to related parties of $87,380.

As at December 31, 2013, our company has working capital of $107,531 compared with working capital of $229,916 at March 31, 2013 with the decrease in the working capital attributed to the increases in amounts due to related parties and accounts payable noted above as well as the decrease in notes and interest receivable of $383,172, offset by increases in cash of $252,687, prepaids of $121,705 and accounts receivable of $7,089.

Cash Flows

	US$ Nine Months Ended December 31,
	2013	2012
Cash flows used in Operating Activities	$(297,683)	$(38,560)
Cash flows used in Investing Activities	(138,747)	-
Cash flows provided by Financing Activities	698,117	51,173
Net Increase in Cash During Period	252,687	12,613

Cash flow from Operating Activities

During the six months ended December 31, 2013, our company used $297,683 of cash for operating activities compared to the provision of $38,560 of cash for operating activities during the nine months ended December 31, 2012.  The increase in the use of cash for operating activities was attributed to the fact that our company incurred more for general and administrative costs for the period for day-to-day activities, consulting, professional fees, and research and development.

Cash flow from Investing Activities

During the nine months ended December 31, 2013, our company used $138,747 of cash for investing activities compared to the use of $nil in the nine months ended December 31, 2012. The increase in use of cash for investing activities is due to our company’s ongoing development of its software acquired under license.

Cash flow from Financing Activities

During the nine months ended December 31, 2013, our company received $698,117 of proceeds from financing activities compared to $51,173 during the nine months ended December 31, 2012. The increase in proceeds from financing activities was due to our company receiving share subscriptions from a private placement and receiving proceeds from a related party.

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

These financial statements included in this Quarterly Report for December 31, 2013 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2013, our company has accumulated earnings of $564,251. The continuation of our company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from our company’s future operations. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

CRITITCAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in note 2 to our financial statements. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2013 and 2012, our company had no cash equivalents.

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

Revenue Recognition

Our company recognizes revenue from licensing fees through a non-related party. During the period ended December 31, 2013, our company derived all of its revenue from three customers acquired under the asset purchase from Alligato.. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2013 and 2012, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2013.

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

 We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended December 31, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

On October 7, 2013, pursuant to private placement agreements with 3 individuals, we issued 1,050,000 common shares at a price of $0.50 per share for net proceeds after financing fees of $472,500. These shares were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, on the basis that they represented to our company that they were an “accredited investor” as such term is defined in Rule 501(a) of Regulation D of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At December 31, 2013 we were in default on the convertible promissory note agreement for $20,000 entered in to on December 12, 2012. As a result of this default the note is now due on demand of the holder.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

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

10.4	Service Agreement between Zipmark, Inc. Alligato, Inc. dated November 30, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2013).
10.5	License Agreement between Telupay PLC and Baccarat Overseas Ltd. dated March 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2013).
10.6	License Assignment Agreement between Telupay Inc. and Baccarat Overseas Ltd. dated August 21, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2013).
10.7	Transfer to Services Agreement between Alligato Inc. and Mobetize Inc. dated May 31, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2013).
10.8	Consulting Agreement between our company and Stephen Fowler dated July 15, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 28, 2013).
10.9	Management Services Agreement between Mobetize Inc. and Alligato Inc. dated June 1, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2013).
10.10	Management Services Agreement between Mobetize Inc. and 053574 BC Ltd. dated June 1, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2013).
10.11	Assignment of Debt Agreement of Mobetize Inc. and Stephen Fowler dated April 4, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 28, 2013)..
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certifications
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2014	MOBETIZE CORP.
	By:	/s/ Stephen Fowler
Stephen Fowler, President

MOBETIZE CORP.
	By:	/s/ Chris Convey
Chris Convey, Chief Financial Officer