Form 10-K
period 2014-03-31
MOBETIZE, CORP.
filed 2014-06-30
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Mark One

[ X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

8150 Birch Bay Square Street, Suite 205, Blaine WA 98230
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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:  As at June 27, 2014, there were 29,488,365 shares of the issuer's $0.001 par value common stock issued and outstanding

Item 1.    Business

FORWARD LOOKING STATEMENTS

This annual report contains certain forward-looking statements. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our audited financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (US$) and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Mobetize Corp., unless otherwise indicated.

Corporate Background

We were incorporated in the State of Nevada on February 23, 2012. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Our administrative office is located at 8150 Birch Bay Square Street, Suite 205, Blaine WA 98230. Our fiscal year end is March 31.

Our original business was to provide service to international students who want to study in Canada. We have not generated any revenues and our principal business activities to date consist of creating a business plan and entering into a Referral Agreement dated May 7, 2012 with Novy Mir, Ltd., an independent contractor who was to refer international students to us.

Our business plan was to help international students enroll in appropriate universities, institutes, colleges or schools in Canada. We also had planned to help students obtain student visas and find accommodations in the cities of study. Our service was to start from preliminary consultation and will end when the client is enrolled to the program, entered to the destination country and accommodated at desired place.

Unfortunately, we were not able to raise sufficient capital to fund our business development and consequently our management began considering alternative strategies, such as business combinations or acquisitions to create value for our shareholders.

On July 9, 2013, we entered into an asset purchase agreement with Mobetize Inc. (“Priveco”) (formerly Telupay Inc.), a privately held Nevada corporation. Pursuant to the terms of the agreement, we agreed to acquire substantially all the assets of Priveco in exchange for the issuance by our company of 22,003,000 shares of our common stock to Priveco.

In accordance with board approval, we filed a Certificate of Change dated August 8, 2013 with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 7 new for 1 old basis, such that our authorized capital will be increased from 75,000,000 to 525,000,000 shares of common stock and, correspondingly, our issued and outstanding shares of common stock was increased from 3,290,000 to 23,030,000 common shares, all with a par value of $0.001.

Further, effective August 13, 2013, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), our company changed its name from “Slavia, Corp.” to “Mobetize Corp.”.  The name change and forward split became effective with the Over-the-Counter Bulletin Board at the opening of trading on August 14, 2013 under the symbol SAVID”.  On October 1, 2014 our stock symbol changed from “SAVID” to “MPAY” to better reflect the new name of our company.

In connection with the asset purchase and sale agreement, our President, Mr. Fowler agreed to return for cancellation 18,400,000 shares of our common stock on September 4, 2013. Concurrently, we closed the asset purchase and sale by issuing the required 22,003,000 common shares to Priveco.

On September 16, 2013, our company issued 315,000 common shares as compensation for an on-going consulting agreement with our company. Additionally on October 7, 2013 our company issued 1,050,000 shares in a private placement at $0.50 per share for gross funds of $525,000. $52,500 of financing fees were charged on this transaction.

On December 15, 2013 our company issued 15,000 common shares for prepaid marketing services with a fair value of $19,500. As of March 31, 2014 $14,625 of these services have been amortized.

On December 31, 2013 our company issued 1,200 common shares in payment of consultancy services received with a fair market value of $1,500.

On March 14, 2014 our company issued 200,000 common shares at a deemed price of $0.20 a share upon conversion of the outstanding notes payable to equity.

On March 26, 2014 our company entered in to a debt for equity settlement agreement with the President of our company. Under the terms of this agreement, our company settled debts of $112,500 owed to the President of the our company in return for the issuance of 150,000 common shares. This transaction was valued at the prevailing market price of $1.35 per share, so our company incurred an interest charge of $90,000 as a result of this transaction.

On April 4, 2014 our company issued 1,334 common shares in settlement of a supplier liability valued at $1,800.

On June 25, 2014 our company closed a private placement under which it sold 1,122,831 investment units for gross proceeds of  approximately $842,123. Each investment unit consisted of one common share of our company’s stock and one half-warrant. The warrants are exercisable at $1.00 per share and are valid for two years from issue. $58,500 financing fees are payable in cash associated with this private placement and 113,500 financing warrants will be issued on the same terms as those in the investment units.

Business Overview

Our original business was to provide service to international students who want to study in Canada. We did not generate any revenues and our principal business activities consisted of creating a business plan.  Our business plan was to help international students enrol in appropriate universities, institutes, colleges or schools in Canada. We also had planned to help students obtain student visas and find accommodations in the cities of study. Our service was to start from preliminary consultation and will end when the client is enrolled to the program, entered to the destination country and accommodated at desired place.

Unfortunately, we were not able to raise sufficient capital to fund our business development and consequently our management began considering alternative strategies, such as business combinations or acquisitions to create value for our shareholders.

As such, we purchased the all or substantially all of the business assets of Mobetize Inc. on September 4, 2013 and our new business offers us to become a leading online and mobile commerce platform provider for telecom operators, payment service providers and banks. Initially, we are focussed on providing solutions to telcos in N America that allow them to quickly and easily offer a full suite of Mobile Financial Services (“MFS”) to their customers. Our unique ‘freemuim’ business model removes the cost barriers for telcos to adopt MFS and positions us at the leading edge of this exciting market development. Our integrated platform is an innovative product tailored to implement bill management, payments, airtime recharge, domestic money transfers, international remittances, and various other Mobile Financial Services technologies all on a mobile device.

Telecom Products and Solutions:

Adoption of the smart phone has created an unprecedented increase in the use of the mobile devices for financial transactions.  This paradigm is changing the way people receive financial services across the globe. MFS are part of a long-term strategy for telecom operators worldwide to enhance their relationship with their subscribers and increase Average Revenue Per User (“ARPU”). For telcos with predominantly prepaid customer bases, we assist them in significantly increasing their enterprise value, as we effectively convert pre-paid subscribers in to post-paid subscribers. We have commenced operations with our first products designed and ready for sale and/or implementation.

SmartWallet

Our smartWallet enables telecom companies to integrate mobile financial services with their existing custom telecom product offerings, provide customized services to their subscribers, increase ARPU and reduce customer churn.  Our secure platform is integrated with the telco’s billing system which enhances customer experience, and optimize efficiencies.  Our smartWallet is built with bank and carrier grade security in its core architecture.

Our smartWallet is specifically designed for telecom operators, mobile network operators and mobile virtual network operators. As subscribers increasingly adopt smartphones, telcos need to ensure that they are up to speed by providing customers with an efficient and convenient platform to manage their financial transactions. Our solutions empower subscribers of telecoms to make mobile payments, mobile top ups and mobile remittances globally.

The smartWallet is a simple and convenient mobile solution for prepaid and post-paid telecom service subscribers to load money via multiple payment methods such as credit card, debit, PayPal, automated clearing house and even cash. SmartWallet integrates with all methods supported by a telco’s current billing platform.  Once an account has been loaded, subscribers can dedicate amounts for various services such as money remittances, air-time top-ups, long distance calling and any other telecom services offered by the telco.

SmartBill

Our mobile telecom account management solution (“smartBill”) is designed to integrate with a telecom’s existing electronic bill presentment and payment (“EBPP”) system, or be a standalone mobile customer self-care application directly connected to the telecom’s in-house or third party billing platform – increasing the level of convenience for both telecoms and their subscribers.

SmartBill reduces postage and production expenses, provides automated and instant delivery and access to account information and payment methods which accelerates a telecom’s cash-flow and lowers their customer service costs. We understand the critical component of the business of telecoms is to provide their customers with quick and accurate answers to their billing concerns, and that on-the-go mobile access to their accounts lowers customer service calls.  The smartBill solution is the quickest, most affordable and user friendly approach to managing telecom bills and services all on one single platform.

SmartRemit

We also offer fully integrated platform (“smartRemit”) that is dedicated to providing the most convenient, efficient globally scalable and inexpensive mobile money remittance solution so telecom subscriber customers can send money to their friends and family worldwide. We are in final stages of negotiations with a partner agent network that is spread across 150 countries on five different continents with over 170,000 agent locations.

SmartRemit makes money transfers simple, removing all the barriers of traditional global remittances. Our state of the art smartRemit solution is a cost effective and easy to integrate platform that does not require telecom companies to have bank licensing requirements. smartRemit will leverage a T1 licensed global leader in money remittances to ensure all compliance and regulatory requirement are met plus provides service in up to 30 countries with over 30,000 agent locations and growing.

Our potential partner is a T1 licensed money transfer company that has ongoing relationships with prestigious banking and non-banking organizations providing presence and complementary services in many parts of the world. They are licensed to provide remittances services in 42 US states plus Mexico and Canada.

With just a tap and a few swipes on a smart phone from telecom subscribers, they can choose their beneficiaries’ currency, amount to be transferred and format of delivery such as bank account, agent location or even home delivery.

SmartCharge

SmartCharge is a fast, convenient and reliable solution enabling the transfer of small amounts of value in the form of prepaid mobile credits – the ideal low cost, high value complement to cash remittances.  SmartCharge is a global remittance platform that connects mobile operators’ systems to deliver international top-up or recharge services.

With a global reach over the five continents, smartCharge is involved with in international prepaid airtime top ups. Through our account with Fixed & Mobile Private Limited, operating as Transfer-To, a telecommunications company incorporated under the laws of Singapore, we can enable real time prepaid recharge transfers to over 250 partner mobile network operators in 90 countries, reaching 3.6 billion prepaid users.

Our account with Transfer-To allows us to purchase mobile minutes at wholesale prices from Transfer-To and to re-sell these minutes to our telecom-clients at retail prices.  Our account with Transfer-To is subject to none specific terms of use.

We support multiple payment channels enabling phone to phone, point of sale to phone and web to phone top-up transfers. Through smartCharge telecom customer subscribers can easily send airtime minutes to their relatives and friends anywhere in the world.

SmartPay

smartPay is a further services provided out of the smartWallet, that allows users to pay bills from merchants including utility bills, mobile phone bills, credit card bills etc. across the United States. We will partner with a provider that will be able to provide bill payments to over 14,000 merchants within the United States.

smartPay allows users a quick and easy way to pay their bills direct from their mobile, without the need for mailing checks or visiting banks.

Payment Products and Solutions:

Additionally we offer accessible, convenient and powerful for both merchants and consumers.  Our business has a global leading mobile commerce platform that enables merchant customers to offer secure and convenient non-near field communication payment solutions. With our revolutionary mobile commerce technologies, merchants are able to provide enhanced purchasing experiences to their consumers. We have commenced operations with our first products designed and ready for sale and/or implementation.

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

Our mobile commerce solution is has the advantages of;

•	a custom branded wallet;
•	deepening customer relationships and loyalty;
•	launching new products and services via mobile;
•	attracting new customers and increase sales;
•	reducing customer payment-processing costs;
•	interoperability; and
•	reducing fraud and increase customers’ security.

With our mWallet, mPay and mPos solutions we address the needs of merchants worldwide.

mPOS

With our mobile point of sale product (“mPOS”) we allow merchant customers to shift their cashiers out from behind a register and into the storefront.  Our mPOS leverages the merchant’s most valuable assets – their employees.  Cashiers are empowered to act as in-store sales associates with a mobile device to connect with shoppers and provide them with detailed product information, real-time pricing and inventory data and provide a higher level of customer service.

The interactive and fully integrated solution offers powerful selling tools, including cross-sells, up-sells and individual shopper history to increase average cart size. mPOS ensures a more personalized and interactive in-store experience to drive higher conversion rates while decreasing both the number of registers needed and the time shoppers spend in line.

mPay

mPay is designed to transform the in-store customer experience using the most convenient device for payment- their mobile device.  mPay accelerates a merchant’s customer’s shopping process by turning their smartphones into a self check out device.  The customer’s mobile device is the ubiquitous point of access to converge data and metrics of online and retail shopping from both ecommerce and in-store technologies. The mPay solution allows consumers to engage and transact with merchants in-store and complete a self-checkout process. mPay is designed to transform the in-store customer experience using the most convenient device for payment- their mobile device.

mWallet

With mWallet, merchant customers can securely store credit cards, offers, and loyalty points on their phones specific to merchant brands ensuring a safe, secure and scalable platform for merchants to implement their mobile payment strategy.

The mWallet solution can be implemented by merchants to enable mobile shopping and ordering for their customers.  As more and more retail shopping is shifting to mobile, the mWallet solution ensures a safe, secure and scalable platform for merchants to implement their mobile payment strategy.

Mobile Banking Products and Solutions:

On March 26, 2012, Telupay PLC entered into a five-year License Agreement with Baccarat Overseas, Ltd. (“Baccarat”) for the latter’s use and distribution of the mobile banking and payment software owned by Telupay PLC. A License Assignment Agreement between Priveco and Baccarat Overseas Ltd. dated August 21, 2012 assigned the license from the License Agreement to Priveco, which made up part of the asset purchase by  us.

Our mobile banking services (“MBS”) technology is a secure, robust method of delivering bank-grade transactions via an intuitive interface on mobile devices. Our MBS technology is not tied to proprietary bank or operator technologies, which gives it the ability to provide its service to all of the major banks, mobile operators, and agent networks worldwide. Highlights of our MBS business development include strong progress in Philippine business where three top ten banks and one of two interbank networks are now using our MBS platform, including Metrobank, Union Bank, United Coconut Planters Bank, and MegaLink, an interbank network servicing 17 national banks in the Philippines.

Markets and Market Penetration

Market Size

According to the World Bank, the total money transfer market was $965 billion in 2012. Worldwide mobile payment transaction value is forecast to surpass $235 billion in 2013.  With 215 million people living outside their country of origin, migrants would form the 5th largest country.  Additionally, the mobile bill payment value is to grow by 44% by 2014. The global mobile transaction market is expected to be $617 billion with 448 million users by 2016.

With smartCharge, we can potentially reach the 3.6 billion prepaid mobile phone users of the 250 partner mobile network operators in 90 countries, which would include 70-100% coverage in emerging countries, 50 billion air-time top ups transacted annually, and $20 billion in commission fees (estimated total market $100b). Marketing and engagement integrate sms messaging alerts and create mobile campaigns and promotions to increase revenues and conversions.

Our potential smartRemit partner network is spread across 150 countries with over 170,000 agent locations. We are in final negotiations for an official agreement for the integration of our products with this network.

Within the USA, according to the 2011 FDIC National Survey, 20.1% of households were deemed underserved or not served by the current banking infrastructure and we believe that these individuals would be an ideal target market for the Mobetize smartWallet.

Further, Priveco entered into a partnership agreement with Alligato and Optimal Payments PLC (“Optimal”) on August 11, 2011.  Pursuant to this partnership agreement, Optimal has been provided with a license of Priveco’s online and mobile commerce platform provider for payment service providers and banks.  As part of the asset and purchase agreement that closed on September 4, 2013, all title, interests and rights of Priveco under the partnership agreement were assigned to us.

Optimal Payments is a global provider of online and mobile payment processing services to thousands of merchants and millions of consumers, who move billions of US dollars per year securely in and through over 200 countries and territories with over 100 types of payment and multi-currency options. Optimal is publicly traded company (LSE: OPAY) with approximately 350 employees and maintains offices and data centres in both North America and the UK. Optimal’s payments solution was chosen by Espacejeux.com to provide online payments processing, fraud and risk management services for its online gaming activities.  Espacejeux.com is run by Société d’exploitation des loteries et courses du Québec (“Loto-Québec”).

In early 2012 and in connection with the partnership agreement that was assigned to us, Optimal introduced our mobile-enabled payments solution to enable Loto Québec’s customers to play – and pay – while on the move. Our mobile-enabled payment solution allows Loto Québec’s users to top up their accounts via a mobile device.

There is a large market for our remittance product and the market has only grown.  Remittances are playing an increasingly large role in the economies of many countries, and we plan to focus our activities in the markets which present the largest opportunities.

Statistics on the global remittance market by country:

Top 10 Send Countries US Billion Dollars:	Top 10 Receiving Countries US Billion Dollars:

Market Segments and Competitive Landscape

We are subject to all the typical global remittance market barriers to entry which include:

•	Infrastructure;
•	Regulations;
•	Licenses;
•	Security;
•	Liquidity of the agents;
•	Multi currency settlement; and
•	Cash in & cash out networks.

Security and compliance are first and foremost. The customers are ensured the safe handling of cardholder information at every step of the way. What makes our technology a highly reliable and secure platform is that it is supported by the PCI Data Security Standard. The PCI Security Standards Council offers this comprehensive standard to ensure the highest security during card data process. The context includes prevention, detection and appropriate reaction to security incidents.

We also fully support OWASP, an international open community dedicated to maintaining the safety and security of software and applications.  Our systems are “bank-grade” utilizing recent industry encryption technologies.

Material Contracts

On July 15, 2013, our company entered into a consulting agreement with Stephen Fowler. Pursuant to the agreement, Mr. Fowler will provide us with advice regarding matters of our strategic plans, operations and finances.  In exchange for the service Mr. Fowler is providing us, we will compensate him $8,750 per month and an office allowance of $250 per month until the end of the term of the agreement on April 1, 2015.

Pursuant to the asset purchase and sale agreement, we were assigned the rights to two management services agreements entered into by Priveco.  One management services contract was entered into with Alligato Inc. (“Alligato”) whereby Alligato would provide the following services until May 31, 2014 and which has been further extended with one months rolling notice:

•           VP, Engineering;
•           Solutions Architecture;
•           VP, Operations;
•           Senior Java Engineer;
•           Senior HTML 5 Web Developer
•           Network Infrastructure and System Administration;
•           Senior Project Management; and
•           Financial/Business forecasting analysis.

In exchange for these services, Priveco agreed to compensate Alligato at a rate of $44.25 per hour of work.

The second management services agreement that was assigned to us was entered into with 0853574 BC Ltd. This agreement provided that 0853574 BC Ltd. would provide management services in a capacity of Principal Executive Officer until May 31, 2014.  For these services, 0853574 BC Ltd. is compensated $6,000 per month.  Ajay Hans serves as our Principal Executive Officer under this agreement.

On March 26, 2012, Telupay PLC entered into a five-year license agreement with Baccarat Overseas, Ltd. (“Baccarat”) whereby Baccarat could use and distribute of the mobile banking and payment software developed and owned by Telupay PLC.

All title, interests and rights of Baccarat under the License Assignment Agreement with Telupay PLC were assigned to Priveco under an assignment agreement on August 21, 2012.

As part of the asset and purchase agreement entered into on July 9, 2013, all title, interests and rights of Priveco under the assignment agreement (assigning the License Assignment Agreement between Baccarat and Telupay PLC to Priveco) were assigned to us.

On September 23, 2013 we signed a consulting agreements with Tanuki Business Consulting Inc. under which Tanuki Business Consulting Inc. will provide consulting and management services and will be compensated at the rate of $80 per hour. Chris Convey serves as our Chief Financial Officer under this agreement.

On October 1, 2013 we entered into an agreement with Hugo Cuevas-Mohr.  Pursuant to this agreement, Mr. Cuevas-Mohr agreed to serve as a consultant as an expert in the field of money remittance and payment processing. The agreement is for six months.  As compensation, we agreed to pay Mr. Cuevas-Mohr a fee of $150 per hour with a minimum of 20 hours of work to be performed per quarter.  Additionally, the compensation to Mr. Cuevas-Mohr will be paid 50% in cash and 50% in unregistered common shares of our company.  The shares issued to Mr. Cuevas-Mohr will have a deemed value of the then market price of our shares on the date of share issuance.

On November 13, 2013 we entered into an agreement with Institutional Marketing Services, Inc. (“IMS”).  Pursuant to this agreement, IMS will provide our company with investor relations services.  The term of the agreement is until March 31, 2014 and will then continue on a month to month basis. As compensation for such services, we agreed to pay IMS a monthly retainer fee of $6,000 per month.  In connection with the agreement, we agreed to issue Mr. John G. Nesbett an aggregate of 60,000 unregistered common shares of our company (to be issued in four equal installments of 15,000 common shares on December 15, 2013, November 15, 2014, May 15, 2015 and November 15, 2015).

Intellectual Property

We assert common law trademark rights for the following names in the field of mobile commerce:

•	smartBill;
•	smartRemit;
•	smartCharge;
•	smartWallet;
•	mPOS;
•	mPay; and
•	mWallet.

Common law trademark rights are enforceable in provincial courts in Canada, and may be asserted against those who appropriate, dilute or damage the goodwill of our business by using the same or similar trade-names or trademarks. Unlike statutory trademark rights, which are acquired by registration and provide nation-wide protection, common law trademark rights are acquired automatically and provide protection only in the jurisdiction where a business uses a name or logo in commerce. We intend to rely on common law trademark protection until such time as we deem it economical for our business to register our trade-names or trademarks.

We have not registered for the protection of any rights under trademark, patent, or copyright in any jurisdiction.

Our logo:

Our internet site is located at www.mobetize.com.

Government Regulation

Our operations are subject to numerous federal, state and local laws and regulations in the United States and Canada in areas such as consumer protection, government contracts, trade, environmental protection, labor and employment, tax, licensing and others. For example, in the U.S., most states have consumer protection laws and regulations directed specifically toward our industry. In certain jurisdictions, we may have to obtain licenses or permits in order to comply with standards governing consumer protection.

The mobile commerce industry is also subject to requirements, codes and standards imposed by various insurance, approval and listing and standards organizations. Depending upon the type of commerce product and requirements of the applicable local governmental jurisdiction, adherence to the requirements, codes and standards of such organizations is mandatory in some instances and voluntary in others.

Amount Spent on Research and Development the Last Two Fiscal Years

Our company has spent $267,209 and $9,895 on research and development activities during the years ended March 31, 2014 and 2013 respectively. This work has been to build and enhance the Mobetize core platform which will allow us to offer smartWallet services to telcos as well as other services as previously outlined.

Employees and Employment Agreements

Other than our independent contractors, directors and officer who we have or have been assigned independent consulting agreements (details of which are given above), we have no full time employees.

Enforceability of Civil Liabilities Against Foreign Persons

It may be difficult to bring and enforce suits against our management in the United States, as they are citizens of Canada. Our company, however, is incorporated in the State of Nevada. Cash and our material contracts are our only assets.

Item 1A.  Risk Factors

An investment in our common stock involves a high degree of risk.  If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

The statements contained in or incorporated into this annual report on Form 10-K that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations and, as of March 31, 2014 we have an accumulated deficit of $1,246,468. We have not yet generated significant recurring revenues and may not do so in the near future.  Our profitability will require the successful commercialization and sales of our products and planned products. We may not be able to successfully achieve any of these requirements or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended March 31, 2014 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 1 to the financial statements attached in section 8, we have generated operating losses since inception, and our cash resources may be insufficient to meet planned business objectives, which together raises doubt about our ability to continue as a going concern.

Our inability to complete our future research and development and engineering projects in a timely manner could have a material adverse effect of our results of operations, financial condition and cash flows.

If our research and development projects are not completed in a timely fashion we could experience:

•	substantial additional cost to obtain a marketable product;

•	additional competition resulting from competitors in the surveillance and facial recognition market; and

•	delay in obtaining future inflow of cash from financing or partnership activities.

We could face intense competition, which could result in lower revenues and higher research and development expenditures and could adversely affect our results of operations.

Unless we keep pace with changing technologies, we could lose existing customers and fail to win new customers. In order to compete effectively in providing mobile commerce solutions for telecom operators and payment service providers, we must continually design, develop and market new and enhanced technologies. Our future success will depend, in part, upon our ability to address the changing and sophisticated needs of the marketplace.  Mobile commerce solution technologies have not achieved widespread commercial acceptance and our strategy of expanding our mobile commerce solution business could adversely affect our business operations and financial condition.

The market for our solutions is still developing and if the industry adopts test criteria that are different from our internal test criteria our competitive position would be negatively affected.  Our plan to pursue sales in international markets may be limited by risks related to conditions in such markets.

Significant parts of our company’s business plan are dependent on business relationships with various parties

We rely on several key suppliers to provide the underlying transactional completion and compliance infrastructure necessary for us to offer our products for sale in the market. If these suppliers were to cease providing services to us, we would be forced to seek alternative options which could delay or prohibit our execution of our current business plan.

We also expect to rely in part upon distribution partners to sell and install our products, and we may be adversely affected if those parties do not actively promote their products or pursue installations that use our software.  Further, if our software is not timely delivered or does not perform as promised, we could experience increased costs, lower margins, liquidated damage payment obligations and reputational harm.

We are governed by only two people, Stephen Fowler and Ajay Hans, which may lead to faulty corporate governance.

We have only two people, Stephen Fowler and Ajay Hans, serving as directors who make all the decisions regarding corporate governance and they also have full control over matters that require Board of Directors approval.  This includes their respective (executive) compensations, accounting overview, related party transactions and so on. This may introduce conflicts of interest and prevent the segregation of executive duties from those that require Board of Directors approval.  This may lead to ineffective disclosure and accounting controls.  Noncompliance with laws and regulations may result in fines and penalties.  They will have the ability to take any action as they review themselves and approve them.  They will exercise control over all matters requiring shareholder approval including significant corporate transactions.  We have not implemented various corporate governance measures nor have we adopted any independent committees, as we presently do not have any independent directors.

Stephen Fowler and Ajay Hans are also executive officers of our company along with Chris Convey and as such, between themselves they also control the executive functions of our company.

We must attract and maintain key personnel or our business will fail.

Success depends on the acquisition of key personnel.  We will have to compete with other companies both within and outside the mobile commerce solutions industry to recruit and retain competent employees.  If we cannot maintain qualified employees to meet the needs of our anticipated growth, this could have a material adverse effect on our business and financial condition.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate requiring significant capital to fulfill our contractual obligations (as noted in the audited financial statements), continue development of our planned products to meet market evolution, and execute our business plan, generally.  We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs.  We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favourable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders.  If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Our business and operating results could be harmed if we fail to manage our growth or change.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources. To manage possible growth and change, we must continue to try to locate skilled professionals and adequate funds in a timely manner.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have not achieved revenues and have limited significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have a limited operating history and must be considered in the development stage. Our success is in part dependent on the successful research and development of our planned products, which cannot be guaranteed. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to complete the research and development of our products and operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We are affected by certain law and governmental regulations which could affect international distribution of our products.

The digital contents and services that are the actual object of in mobile commerce are regulated by regionally valid legislation, including electronic commerce legislation, privacy protection, and regulations concerning harmful and criminal contents. All these are factors that make the mobile commerce market fragmented.

In the United States, some electronic commerce activities are regulated by the Federal Trade Commission (the “FTC”). These activities include the use of commercial e-mails, online advertising and consumer privacy.  Using its authority under Section 5 of the Federal Trade Commission Act, which prohibits unfair or deceptive practices, the FTC has brought a number of cases to enforce the promises in corporate privacy statements, including promises about the security of consumers’ personal information. As result, any corporate privacy policy related to e-commerce activity may be subject to enforcement by the FTC.

Internationally there is the International Consumer Protection and Enforcement Network (“ICPEN”), which was formed in 1991 from an informal network of government customer fair trade organisations. The purpose was stated as being to find ways of co-operating on tackling consumer problems connected with cross-border transactions in both goods and services, and to help ensure exchanges of information among the participants for mutual benefit and understanding. From this came E-consumer, as an initiative of ICPEN since April 2001. www.econsumer.gov is a portal to report complaints about online and related transactions with foreign companies.

There is also Asia Pacific Economic Cooperation (“APEC”) was established in 1989 with the vision of achieving stability, security and prosperity for the region through free and open trade and investment. APEC has an Electronic Commerce Steering Group as well as working on common privacy regulations throughout the APEC region.

In addition, future government regulations concerning mobile commerce solutions and payment service issues could have an adverse effect on market acceptance or cause time delays or additional costs to meet requirements.

If we are not able to adequately protect our intellectual property, then we may not be able to compete effectively and we may not be profitable.

Our commercial success may depend, in part, on obtaining and maintaining patent protection, trade secret protection and regulatory protection of our technologies and product candidates as well as successfully defending third-party challenges to such technologies and candidates. We will be able to protect our technologies and product candidates from use by third parties only to the extent that valid and enforceable patents, trade secrets or regulatory protection cover them and we have exclusive rights to use them. The ability of our licensors, collaborators and suppliers to maintain their patent rights against third-party challenges to their validity, scope or enforceability will also play an important role in determining our future.

The copyright and patent positions of software and technology related companies can be highly uncertain and involve complex legal and factual questions that include unresolved principles and issues. No consistent policy regarding the breadth of claims allowed regarding such companies’ patents has emerged to date in the United States, and the patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict with any certainty the range of claims that may be allowed or enforced concerning our patents.

We may also rely on trade secrets to protect our technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we seek to protect confidential information, in part, through confidentiality agreements with our consultants and scientific and other advisors, they may unintentionally or wilfully disclose our information to competitors. Enforcing a claim against a third party related to the illegal acquisition and use of trade secrets can be expensive and time consuming, and the outcome is often unpredictable. If we are not able to maintain patent or trade secret protection on our technologies and product candidates, then we may not be able to exclude competitors from developing or marketing competing products, and we may not be able to operate profitability.

If we are the subject of an intellectual property infringement claim, the cost of participating in any litigation could cause us to go out of business.

There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Although we anticipate having a valid defense to any allegation that our current products, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent rights that we might infringe with our products or other activities, and our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. These parties could bring claims against us that would cause us to incur substantial litigation expenses and, if successful, may require us to pay substantial damages. Some of our potential competitors may be better able to sustain the costs of complex patent litigation, and depending on the circumstances, we could be forced to stop or delay our research, development, manufacturing or sales activities. Any of these costs could cause us to go out of business.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology and processes incorporated in our products. We have not taken any legally enforceable action to protect our proprietary technology and processes and are treating our algorithms, crucial to the development of our business, as trade secrets. If any of our competitor’s copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively.

We also consider our trademarks invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. We have not registered various trademarks in the United States. Any other measures that we may take to protect our intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use.

Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding any rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our website or other of our technologies.

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the commercialization of our products and software technology, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

Our services may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

Our industry is characterized by rapid changes in technology and customer demands. As a result, our products and software may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products and software must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products and software or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new products and software may not be favourably received.

Risks Relating to Ownership of Our Securities

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the Over-the-counter Bulletin Board quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

•	variations in our operating results;

•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•	changes in operating and stock price performance of other companies in our industry;

•	additions or departures of key personnel; and

•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Our common shares may become thinly traded and you may be unable to sell at or near ask prices, or at all.

Our common stock has only recently been approved for trading on the OTCQB.  As such, we cannot predict the extent to which an active public market for trading our common stock will be sustained. Although the trading volume of our common shares increased significantly recently, it has historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at certain given time may be relatively small or non-existent. Only very recently, beginning on October 8, 2013 have there been any trades in our common stock on the OTCQB.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community who generate or influence sales volume.  Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and mark-ups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behaviour of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not anticipate paying any cash dividends to our common shareholders.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings after paying the interest for the preferred stock, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

If we are listed on the Over-the-Counter Market QB quotation system, our common stock is subject to “penny stock” rules which could negatively impact our liquidity and our shareholders’ ability to sell their shares.

Our common stock is currently quoted on the Over-the-counter Markets QB marketplace. We must comply with numerous NASDAQ Marketplace rules in order to maintain the listing of our common stock on the OTCQB. There can be no assurance that we can continue to meet the requirements to maintain the quotation on the OTCQB listing of our common stock. If we are unable to maintain our listing on the OTCQB, the market liquidity of our common stock may be severely limited.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

An elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights of our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contains a specific provision that indemnifies the liability of our directors and officers for monetary damages to our company and shareholders .We are prepared to give such indemnification to our directors and officers to the fullest extent provided for by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

Our business will incur increased costs and compliance risks as a result of becoming a public company.

As a public company, we will incur significant legal, accounting and other expenses that Priveco did not incur as a private company prior to the private placement financing and asset purchase and sale.

We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and FINRA.  We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.  This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.  Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.  Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

Item 1B.  Unresolved Staff Comments

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.    Properties

Our principal executive offices are located at 8150 Birch Bay Square Street, Suite 205, Blaine WA 98230. Our telephone number is (206) 347-4515. We pay rent of approximately $30 per month for the use of this space.

Item 3.    Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any exchange. Our common stock is quoted on the OTCQB under the trading symbol MPAY”. OTC Markets securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Markets securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The first trade of our shares was on October 8, 2013.

OTC MARKETS QB1)
Quarter Ended	High	Low
March 31, 2014	$1.50	$1.15
December 31, 2013	$1.85	$1.00
September 30, 2013	n/a	n/a

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not represent actual transactions.

As March 31, 2014, we have 53 shareholders of record. As of such date, 28,364,200 shares of our common stock were issued and outstanding.

Our transfer agent is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760; telephone number 727-289-0010; facsimile number 727-289-0069

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

On June 25, 2014 our company closed a private placement under which it sold 1,122,831 investment units for gross proceeds of approximately $842,123. Each investment unit consisted of one common share of our company’s stock and one half-warrant. The warrants are exercisable at $1.00 per share and are valid for two years from issue. $58,500 financing fees are payable in cash associated with this private placement and 113,500 financing warrants will be issued on the same terms as those in the investment units. US resident subscribers in this placement fall under category 2, 3 and 8 exemptions. Canadian resident subscribers to this placement fall under category 1 (j) and (k) exemptions.

Equity Compensation Plans

On January 27, 2014, our directors approved the adoption of our 2014 Stock Option Plan which permits our company to grant up to 3,000,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company. We do not have in effect any other compensation plans under which our equity securities are authorized for issuance.

Awards under our 2014 Stock Option Plan will vest as determined by our board of directors and as established in stock option agreements to be entered into between our company and each participant receiving an award.

Convertible Securities

As of March 31, 2014, we have 5,500 stock options outstanding. These stock options have an exercise price of $1.00 per share and expire on November 26, 2014.

As of March 31, 2014 we have 500,000 share purchase warrants outstanding. These share purchase warrants have an exercise price of $0.50 per share and expire on September 3, 2015.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no shares of common stock or other securities issued to or purchased by our company or affiliated purchasers during the year ended March 31, 2014.

Item 6.    Selected Financial Data

As a smaller reporting company we are not required to provide this information.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

PRELIMINARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-K (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

We are considered a development stage company.  Our auditors have issued a going concern opinion on the financial statements for the year ended March 31, 2014.

RESULTS OF OPERATION

Operating Revenues, Operating Expenses and Net Loss

	US$
	Year Ended
	March 31,
	2014	2013
Revenues	$196,567	$-
Operating Expenses	2,403,656	191,239
Net Loss from Operations	(2,207,089)	(191,239)
Net Income/(Loss)	(1,049,869)	(182,891)

Our company generated $196,567 of revenue in the year ended March 31, 2014 compared to revenues of $nil during the same period in 2013. All revenues are currently generated through m-commerce services provided in line with the contracts acquired by Mobetize from Alligato Inc. Our company expects to generate further revenue in the next 12 months as Mobile Money services are deployed.

Our operating expenses for the twelve month periods ended March 31, 2014 and 2013 are outlined in the table below:

	US$
	Year Ended
	March 31,
	2014	2013
Advertising and promotion	$81,229	$-
Advertising – Related Party	14,386
Consulting	190,069	-
General and administrative	123,213	20,549
G&A – Related Party	50,028	-
Management fees – Related Party	174,267	126,100
Professional fees	132,228	44,590
Research and development	14,800	-
Impairment Loss	1,623,436	-
Total	2,403,656	191,239

For the year ended March 31, 2014 operating costs were $2,403,656 compared with $191,239 for year ended March 31, 2013. Excluding the one off impairment loss, operating costs for the year ended March 31, 2014 were $780,220 compared with $191,239 in the prior year. This increase was primarily attributed to increases in advertising and promotion costs of $95,615, consulting fees of $190,069, general and administrative costs of $152,692 and professional fees of $87,638.

During the year ended March 31, 2014, our company recorded a net loss of $1,049,869 compared with net loss of $182,891 for the year ended March 31, 2013. During the year to March 31, 2014 our company booked a one-off gain on conversion of notes and accrued interest receivable of $1,241,100 (2013 -  $nil) and an impairment loss of $1,623,436 (2013 - $nil). Additionally during the period, our company incurred $93,656 (2013 - $1,400) of interest expense relating to debt balances and a one off non-cash interest charge of $90,000 (2013 - $nil) on settlement of a related party debt with equity. Additionally, in the year ended March 31, 2014 our company booked $9,777 of interest income from notes receivable (2013 - $9,748).

Liquidity and Capital Resources

	US $
	March 31, 2014	March 31, 2013
Current Assets	$274,612	$393,221
Current Liabilities	134,018	163,305
Working Capital	140,594	229,916

As at March 31, 2014, our company’s cash balance was $90,537 and total assets was $1,908,661, compared to cash balance of $10,049 and total assets of $439,630 as at March 31, 2013. The increase in the cash balance was attributed to the acquisition of Mobetize Inc.’s assets during the period and subsequent sales of equity for cash. The increase in total assets was primarily attributed to the conversion of the notes receivable held by Mobetize in Telupay International Inc. into an equity investment and increased receivables and prepayments as our company commenced revenue generation.

As at March 31, 2014, our company had total liabilities of $134,018 compared with total liabilities of $163,305 as at March 31, 2013. The decrease in total liabilities is attributed to a decrease in liabilities due to convertible debentures of $40,000 as these debentures were converted to equity in the period ended March 31, 2014. Additionally in the year, there was an increase in account payable and accrued liabilities of $16,629, as well as a small decrease to amounts accrued under accounts payable related parties and due to related parties of $5,916.

As at March 31, 2014, our company has working capital of $140,594 compared with working capital of $229,916 at March 31, 2013 with the decrease in the working capital attributed to the decreases in notes and interest receivable of $383,172, interest receivable of $9,748 and net liabilities as detailed above of $29,287. These decreases were partially offset by increases in cash of $80,488, accounts receivable of $78,973, and prepaids of $105,102.

Cash Flows

	US$
	Year Ended
	March 31,
	2014	2013
Cash flows used in Operating Activities	$(495,238)	$(124,047)
Cash flows used in Investing Activities	(177,027)	(9,895)
Cash flows provided by Financing Activities	752,753	143,991
Net Increase in Cash During Period	90,537	10,049

Cash flow from Operating Activities

During the year ended March 31, 2014, our company used $495,238 of cash for operating activities compared to the provision of $124,047 of cash for operating activities during the year ended March 31, 2013.  The increase in the use of cash for operating activities was attributed to the fact that our company incurred more for general and administrative costs for the period for day-to-day activities, consulting, professional fees, and research and development.

Cash flow from Investing Activities

During the year ended March 31, 2014, our company used $177,027 of cash for investing activities compared to the use of $9,895 in the year ended March 31, 2013.  This was as a result of our company investing in developing our Mobetize platform   prior to us going to market.

Cash flow from Financing Activities

During the year ended March 31, 2014, our company received $752,753 of proceeds from financing activities compared to $143,991 during the year ended March 31, 2013. The increase in proceeds from financing activities was due to our company receiving share subscriptions from a private placement and receiving proceeds from a related party.

Subsequent Developments

On June 25, 2014 our company closed a private placement under which it sold 1,122,831 investment units for gross proceeds of approximately $842,123. Each investment unit consisted of one common share of our company’s stock and one half-warrant. The warrants are exercisable at $1.00 per share and are valid for two years from issue. $58,500 financing fees are payable in cash associated with this private placement and 113,500 financing warrants will be issued on the same terms as those in the investment units.

On April 4, 2014 our company issued 1,334 common shares in settlement of a supplier liability valued at $1,800.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2014 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

There is significant doubt about our ability to continue as a going concern.

These financial statements included in this Annual Report for March 31, 2014 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2014, our company has an accumulated deficit of $1,246,468. The continuation of our company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from our company’s future operations. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2014 and 2013, our company had no cash equivalents.

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

Revenue Recognition

Our company recognizes revenue from licensing fees, software development fees and maintenance fees to non-related parties. During the period ended March 31, 2014, our company derived all of its revenue from three customers acquired under the asset purchase from Alligato. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

Intangible Assets

Intangible assets include all costs incurred to acquire internet network and channels. Intangible assets are recorded at cost and amortized over its useful life of three years using the straight-line method. In the year ended March 2014, our company fully impaired the carrying value of our intangible assets as no carrying value could be established.

Our company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. Our company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2014 and 2013, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to provide this information.

Item 8.     Financial Statements and Supplementary Data

See following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Mobetize Corp.

We have audited the accompanying balance sheets of Mobetize Corp. (A Development Stage Company) as of March 31, 2014 and 2013, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception (February 23, 2012) to March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobetize Corp. (A Development Stage Company) as of March 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended and from inception (February 23, 2012) to March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

June 26, 2014

MOBETIZE, CORP.
(A Development Stage Company)
Balance Sheets
For the years ended March 31, 2014 and 2013 (Audited)

	US $
	MARCH 31, 2014	MARCH 31, 2013

ASSETS
Current Assets:
Cash	$90,537	$10,049
Accounts receivable	78,973	-
Prepaids	105,102	-
Notes receivable (Note 4)	-	373,424
Interest receivable	-	9,748
Total Current Assets	274,612	393,221

Investments (Note 5)	1,634,049	-
Intangible asset (Note 6)	-	46,409
TOTAL ASSETS	$1,908,661	$439,630

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$19,082	$2,453
Accounts payable - related party (Note 7)	61,831	36,500
Due to related party (Note 7)	53,105	84,352
Convertible debentures (Note 8)	-	40,000
Total Current Liabilities	134,018	163,305

STOCKHOLDERS' EQUITY
Common stock, $0.001 Par Value: 525,000,000 authorized and 28,364,200 and 17,003,000 common shares issued and outstanding, respectively (Note 9)	28,364	17,003
Additional paid-in capital	2,992,747	455,921
Accumulated deficit during the development stage	(1,246,468)	(196,599)
Total Stockholders' Equity	1,774,643	276,325
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,908,661	$439,630

The accompanying notes are an integral part of these financial statements.

MOBETIZE CORP.
(A Development Stage Company)
Statements of Operations
(Audited)

	US$ YEAR ENDED MARCH 31,		US$ ACCUMULATED FROM INCEPTION (FEBRUARY 23, 2012) TO
	2014	2013	MARCH 31, 2014

OPERATING REVENUES
Revenues	$196,567	$-	$196,567

OPERATING EXPENSES
Advertising and promotion	81,229	-	81,229
Advertising –related party	14,386	-	14,386
Consulting	190,069	-	190,069
General and administrative	123,213	20,549	155,789
G&A – related party	50,028	-	51,339
Management fees - related party	174,267	126,100	300,367
Professional fees	132,228	44,590	177,179
Research and development	14,800	-	14,800
Impairment Loss	1,623,436	-	1,623,436
Total Operating Expenses	2,403,656	191,239	2,608,594

NET LOSS FROM OPERATIONS	(2,207,089)	(191,239)	(2,412,027)

OTHER INCOME/(EXPENSE)
Interest income	9,777	9,748	19,525
Gain on conversion of notes receivable	1,241,100	-	1,241,100
Interest expense	(93,657)	(1,400)	(95,066)
Total other income /(expense)	1,157,220	8,348	1,165,559

NET LOSS	$(1,049,869)	$(182,891)	$(1,246,468)

NET LOSS PER SHARE
Basic	$(0.04)	$-

Weighted Average Number of Shares	24,271,360	17,030,000

The accompanying notes are an integral part of these financial statements.

MOBETIZE CORP.
(A Development Stage Company)
Statement of Stockholders Equity
For the years ended March 31, 2014 and 2013 and from inception (February 23, 2012) to March 31, 2014
(Audited)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit During Development Stage	Total Stockholders Equity
	Number	Value

Inception	-	-	-	-	-

Incorporation	3,000,000	3,000	-	-	3,000
Acquisition of note receivable	8,500,000	8,500	-	-	8,500
Net loss for the year	-	-	-	(13,708)	(13,708)

Balance - March 31, 2012	11,500,000	11,500	-	-	(2,208)

Acquisition of notes receivable	3,638,000	3,638	361,286	-	364,924
Settlement of management fees	665,000	665	65,835	-	66,500
Acquisition of license	1,200,000	1,200	28,800	-	30,000
Net loss for the year	-	-	-	(182,891)	(182,891)

Balance - March 31, 2013	17,003,000	17,003	455,921	(196,599)	276,325

Acquisition of IP	4,000,000	4,000	1,396,000	-	1,400,000
Sale of 1,000,000 shares at $0.25/share	796,000	796	198,204	-	199,000
Debt Settlement	84,000	84	20,916		21,000
RTO with Mobetize Corp.	4,630,000	4,630	(4,630)	-	-
Sale of 1,050,000 shares at $0.50/share, net of finder fees $52,500	1,050,000	1,050	471,450	-	472,500
Conversion of notes payable	200,000	200	39,800	-	40,000
Debt/Equity Conversion	150,000	150	202,350	-	202,500
Shares issued for consultancy services received	451,200	451	208,049	-	208,500
Share Options issued for consultancy services received	-	-	4,687	-	4,687
Net loss for the year	-	-	-	(1,049,869)	(1,049,869)

Balance - March 31, 2014	$28,364,200	28,364	$2,992,747	$(1,246,468)	$1,774,643

The accompanying notes are an integral part of these financial statements.

MOBETIZE CORP.
(A Development Stage Company)
Statements of Cash Flow
(Audited)

	US$ YEAR ENDED MARCH 31,		US$ ACCUMULATED FROM INCEPTION (FEBRUARY 23, 2012) TO
	2014	2013	MARCH 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,049,869)	$(182,891)	$(1,246,468)

Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services	108,085	66,500	174,585
Shares issued for incorporation cost	-	-	3,000
Gain on conversion of notes receivable	(1,241,100)	-	(1,241,100)
Loss on impairment of software IP and licenses	1,623,436	-	1,623,436
Interest receivable	(9,777)	(9,748)	(19,525)
Interest settled in shares	90,000	-	90,000
Changes in assets and liabilities
Accounts receivable	(78,973)	-	(78,973)
Accounts payables and accrued expenses	16,629	2,092	19,082
Accounts payable - related party	46,331	-	82,831
Net cash used in operating activities	(495,238)	(124,047)	(593,132)

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs	(177,027)	(9,895)	(203,331)
Net cash used in investing activities	(177,027)	(9,895)	(203,331)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issued and issuable	671,500	-	671,500
Proceeds from issuance of convertible debentures	-	40,000	40,000
Proceeds from short-term loan	-		-
Proceeds from related party	135,597	103,991	234,528
Repayment to related party	(54,344)		(59,028)
Net cash provided by financing activities	752,753	143,991	887,000

NET INCREASE IN CASH	80,488	10,049	90,537
CASH - BEGINNING OF PERIOD	10,049	-	-
CASH - END OF PERIOD	$90,537	$10,049	$90,537

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-	$-
Interest expense	$-	$-	$-

SUPPLEMENTAL NONCASH INFORMATION:
Shares issued for acquisition of software licence	$1,400,000	$30,000	$1,430,000
Shares issued to settle debt	$133,500	$-	$133,500
Non cash increase in prepaid expenses	$187,500	$-	$187,500
Shares issued for acquisition of notes receivable	$-	$317,720	$373,424
Share Options issues to settle debt	$4,686	$-	$4,686
Non cash acquisition of shares held for investment	$1,634,049	$-	$1,634,049

MOBETIZE CORP.
 (A Development Stage Company)
Notes to the Financial Statements
March 31, 2014

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

On September 16, 2013, the Company issued 315,000 common shares as compensation for an on-going consulting agreement with the Company. Additionally on October 7, 2013 the Company issued 1,050,000 shares in a private placement at $0.50 per share for gross funds of $525,000. The Company paid $52,500 financing fees in relating to this share issue.

On December 15, 2013 the Company issued 15,000 common shares for prepaid marketing services with a fair value of $19,500. As of March 31, 2014 $14,625 of these services have been amortized.

On December 31, 2013 the Company issued 1,200 common shares in payment of consultancy services received with a fair market value of $1,500.

On March 14, 2014 the Company issued 200,000 common shares at a deemed price of $0.20 a share to Bacarrat Overseas Ltd upon conversion of the outstanding notes payable to equity.

On March 26, 2014 the Company entered in to a debt for equity settlement agreement with the President of the Company. Under the terms of this agreement, the Company settled debts of $112,500 owed to the President of the Company in return for the issuance of 150,000 common shares.

As at March 31, 2014 the Company currently has 28,364,200 common shares issued and outstanding.

Going Concern
These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2014, the Company has an accumulated deficit of $(1,246,468). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)	Financial Statements

These financial statements have been prepared in the opinion of management to reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2014 and 2013, the Company had no cash equivalents.

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

The Company recognizes revenue from licensing and professional fees to non-related parties. During the period ended March 31, 2014, the Company derived all of its revenue from three customers acquired under the asset purchase from Alligato. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

h)	Investments

The Company classifies its equity investments in third parties as held for investment and recognizes the fair market value of these assets. As these investments are in public companies, the Company has used the market value at March 31, 2014 as a representation of fair market value.

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

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2014, the Company has 505,500 (2013 – nil) potentially dilutive shares.

l)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2014 and 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

b)
On September 12, 2012, the Company acquired outstanding notes receivable of $112,328, comprised of principal balance of $100,000 and accrued interest of $12,328, due from a non-related company, Telupay PLC, in exchange for the issuance of 1,125,000 common shares of the Company. The notes are unsecured, bears interest at 6% per annum, and due on demand. The notes are convertible into common shares of Telupay International Inc., a non-related company, at a rate of $0.15 per common share at the option of the Company. As at September 30, 2013, the Company accrued $6,116 of interest receivable.

c)
On September 24, 2012, the Company acquired outstanding notes receivable of $196,892, comprised of principal balance of $175,000 and accrued interest of $21,892, due from a non-related party, Telupay PLC, in exchange for the issuance of 1,960,000 common shares of the Company. The notes are unsecured, bears interest at 6% per annum, and due on demand. The notes are convertible into common shares of Telupay International Inc., a non-related company, at a rate of $0.15 per common share at the option of the Company. As at September 30, 2013, the Company accrued $10,704 of interest receivable.

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

e)
On December 24, 2013 the Company converted all outstanding notes receivable and accrued interest in to common equity of Telupay International Inc. at a deemed conversion price of $0.12 per share. As such, at March 31, 2013 the Company has $nil notes receivable in Telupay International Inc. and instead recognizes the equity acquired through this transaction as an investment (see note 5). As Telupay International Inc. is a public company listed on the OTC market, the Company used the quoted share price of $0.50 on March 31, 2014 as an estimation of fair market value of it’s equity investment. This led to the Company recognizing a one off gain of $1,241,100 upon the conversion of the notes receivable and accrued interest in to common equity of Telupay International Inc.

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

The Company recognizes the holding of these shares as an investment held for sale and values it at the fair market value of the shares. As Telupay is a public company on the OTC market, the shares are valued at $0.50 per share which was the market price for Telupay stock at March 31, 2014.

6.	Intangible Assets

	US$
	Cost	Accumulated Amortization	Net Carrying Value:
			March 31, 2014	March 31, 2013

Software license	$46,409	$–	$-	$46,409
Mobetize IP asset	1,577,027	–	-	–

	$1,623,436	–	$-	$46,409

a)
On March 26, 2012, the Company acquired the rights to use, distribute, and incorporate software related to mobile banking and payment software from Baccarat Overseas Ltd., a non-related company, in exchange for 1,200,000 common shares with a fair value of $30,000.

b)	During the period ended March 31, 2014, the Company incurred $177,029 (March 31, 2013 - $9,895) for development of the software, all of which has been capitalized.

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

e)	During the period ended March 31, 2014, the Company incurred $177,029 (March 31, 2013 - $9,895) for development of the software, all of which has been capitalized.

7.	Related Party Transactions

a)	On September 28, 2012, the Company issued 665,000 common shares to settle outstanding management fees with a fair value of $66,500 to the President and a Director of the Company.

b)	During the period ended March 31, 2014, the Company incurred $105,000 (2013 - $60,000) of management fees and $1,500 (2013 - $6,000) of rent to the President of the Company.

c)
During the period ended March 31, 2014, the Company incurred $267,209 (2013 - $9,805) of development & engineering fees, $14,386 (2013 - $nil) of advertising expenses and $15,132 (2013 - $nil) of general & administration expenses to a company controlled by the Chief Executive Officer of the Company.

d)	During the period ended March 31, 2014, the Company incurred $60,000 (2013 - $nil) of management fees to a company controlled by the Chief Executive Officer of the Company.

e)	During the period ended March 31, 2014, the Company incurred $10,500 (2013 - $24,500) of management fees to a company controlled by a Director of the Company.

f)	During the period ended March 31, 2014, the Company settled debt of $21,000 owing to a Company controlled by a Director of the Company with the issuance of 84,000 common shares.

g)	During the period ended March 31, 2014, the Company settled debt of $112,500 owing to the President of the Company with the issuance of 150,000 common shares.

h)
As at March 31, 2014, the Company owes $59,787 for advances from related parties and $26,250 for the accrual of management and rent (March 31, 2013 - $90,352 and $20,000 respectively) to the President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

i)
As at March 31, 2014 the company owes $22,899 (2013 - $nil) to a Company controlled by the Chief Executive Officer of the Company for development expenses, advertising expenses and general and administration expenses incurred but unpaid during the period.

j)	As at March 31, 2014 the company owes $6,000 (2013 - $nil) to a Company controlled by the Chief Executive Officer of the Company for management fees incurred but unpaid during the period.

8.	Convertible Debentures

On December 12, 2012, the Company entered into a convertible promissory note agreement for $20,000. Pursuant to the agreement, the note is convertible into common shares at a conversion price of $0.20 per share, carries 12% interest, and is due on December 11, 2013. As of March 31, 2014, the Company has recorded accrued interest in the amount of $2,635.

On January 1, 2013, the Company entered into a convertible promissory note agreement for $20,000. Pursuant to the agreement, the note is convertible into common shares at a conversion price of $0.20 per share, carries 12% interest and, is due on January 1, 2014. As of March 31, 2014, the Company has recorded accrued interest in the amount of $2,421.

On March 14, 2014 the Company converted all outstanding convertible promissory notes in to common shares of the Company at the request of the note holder. To complete this transaction the Company issued 200,000 common shares and as at March 31, 2014 shows $nil liability (2013 - $40,000) relating to these notes.

9.	Common Stock

a)	On September 28, 2012, the Company issued 665,000 common shares to settle outstanding management fees with a fair value of $66,500 to the President and a Director of the Company.

b)
On July 25, 2013, the Company affected a seven-for-one forward share split. The effect of the forward stock split increased the number of issued and outstanding common shares from 3,290,000 common shares outstanding and 75,000,000 authorized to 23,030,000 common shares outstanding and 525,000,000 authorized and has been reflected on a retroactive basis.

c)
On July 12, 2013, the Chief Executive Officer of Mobetize acquired 18,900,000 post-split common shares of the Company in a private transaction for $25,000. Subsequent to the acquisition, the CEO of Mobetize returned 18,400,000 common shares for cancellation.

d)	Prior to the purchase and sale agreement, the former President and Director of the Company forgave $11,527 owing from the company, which was recorded as additional paid-in capital.

e)
Prior to the share exchange between Mobetize Corp. and Mobetize Inc., on May 31, 2013, Mobetize acquired the technology, source code and all other IP related to the assets of the Mobetize suite from Alligato Inc., as well as the customer accounts and partnership agreements relating to the Mobetize IP assets, in exchange for 4,000,000 common shares with a fair value of $1,400,000.

f)	Prior to the share exchange between Mobetize Corp. and Mobetize Inc., Mobetize closed a private placement for 796,000 common shares for cash proceeds of $199,000.

g)
Prior to the share exchange between Mobetize Corp. and Mobetize Inc., the Company issued 120,000 shares of stock for prepaid consulting services valued at $30,000. As of March 31, 2014, all services have been received and $30,000 has been amortized.

h)	Prior to the share exchange between Mobetize Corp. and Mobetize Inc., the Company issued 84,000 shares of stock as valued at $21,000 to settle debt in the amount of $21,000.

i)	On September 4, 2013, the Company issued 22,003,000 common shares of the Company, for the share exchange agreement as noted in Note 3.

j)	On September 16, 2013, the Company issued 315,000 common shares for prepaid consulting services, with a fair value of $157,500. As of March 31, 2014, $57,273 of these services has been amortized.

k)	On October 8, 2013 the Company issued 1,050,000 common shares at $0.50 each in a private placement and received $525,000 in gross cash proceeds, net of $52,500 in share issuance cost.

l)	On December 15, 2013 the Company issued 15,000 common shares for prepaid marketing services with a fair value of $19,500. As of March 31, 2014 $14,625 of these services have been amortized.

m)	On December 31, 2013 the Company issued 1,200 common shares in payment of consultancy services received with a fair market value of $1,500.

n)	On March 14, 2014 the Company issued 200,000 common shares at a deemed price of $0.20 a share upon conversion of the outstanding notes payable to equity with a total value of $40,000.

o)
On March 26, 2014 the Company entered in to a debt for equity settlement agreement with the President of the Company. Under the terms of this agreement, the Company settled debts of $112,500 owed to the President of the Company in return for the issuance of 150,000 common shares. This transaction was valued at the prevailing market price of $1.35 per share, so the Company incurred an interest charge of $90,000 as a result of this transaction and the total transaction was valued at $202,500.

10.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price (US$)

Balance, March 31 2013	–	–

Issued, September 3, 2013	500,000	0.50

Balance, March 31, 2014	500,000	0.50

As at March 31, 2014, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price (US$)	Expiry date

500,000	0.50	September 2, 2015

500,000

11.	Share Options:

 During the period end March 31, 2014, the Company granted 5,500 share options for services in line with the terms of a Company’s agreement with the supplier. The options are non-qualifying options, have an exercise price of $1.00, are fully vested and expire on November 26, 2014.

The following table summarizes the continuity of share purchase options:

	Number of options	Weighted average exercise price (US$)

Balance, March 31, 2013	–	–

Issued, November 30, 2013	5,500	1.00

Balance, March 31, 2014	5,500	1.00

As at March 31, 2014, the following share purchase options were outstanding:

Number of options outstanding	Exercise price (US$)	Expiry date

5,500	1.00	November 26, 2014

5,500

12.	Income Taxes:

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At March 31, 2014 the Company had no deferred tax assets.

At March 31, 2014, the Company had a federal operating loss in the amount of amount of 1,049,868 for the year and a cumulative losses of $1,246,468, all of which occurring within the State of Washington, USA, and is offset by net loss carry forward and hence no income tax is due.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2014 and 2013 is summarized as follows:

	US$
	Year Ended March 31,
	2014	2013

Net operating loss carry-forward	(1,246,468)	(196,599)

Income tax rate	34.00%	34.00%

Deferred tax asset	(423,799)	(66,504)

Permanent differences:
Gain on Conversion of Note Receivable	1,241,100	-
Impairment Loss	(1,623,436)	-
	(382,336)	-

Income tax recovery	(129,994)	-
Valuation allowance change	553,793	66,504

Net deferred tax asset	-	-

The valuation allowance for deferred tax assets as of March 31, 2014 and 2013 was $553,793 and $66,504, respectively, which will begin to expire in 2033. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2014 and 2013 and maintained a full valuation allowance.

13.	Subsequent Events:

On April 4, 2014 the Company issued 1,334 common shares in settlement of a supplier liability valued at $1,800.

On June 25, 2014 the Company closed a private placement under which it sold 1,122,831 investment units for gross proceeds of $842,123. Each investment unit consisted of one common share of the Company’s stock and one half-warrant. The warrants are exercisable at $1.00 per share and are valid for two years from issue. $58,500 financing fees are payable in cash associated with this private placement and 113,500 financing warrants will be issued on the same terms as those in the investment units.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

On September 3, 2013 we changed our independent registered public accounting firm from KLJ & Associates, LLP to De Joya Griffith LLC following our purchase of all or substantially all of the business assets of Mobetize Inc. This change was not as a result of any disagreement with KLG & Associates LLP.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer, President and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our President and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•                 pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•                 provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and
•                 provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.

However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2014.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended March 31, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 9B.  Other Information

On July 12, 2013, Ms. Shpeyzer had resigned as our President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director.  Ms. Shpeyzer’s resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.  Concurrently with Ms. Shpeyzer’s resignation, Mr. Stephen Fowler was appointed as our President, Principal Financial Officer, Principal Accounting Officer and Director.

On September 4, 2013, Stephen Fowler resigned as our Principal Executive Officer.  Concurrently, Ajay Hans was appointed as a Director and Principal Executive Officer of our company.

On September 20, 2013, Stephen Fowler had resigned as our Principal Financial Officer and Principal Accounting Officer.  Mr. Fowler’s resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Concurrently with Mr. Fowler resignation, we entered into a consulting agreement with Tanuki Business Consulting Inc. (the “Consultant”), whereby the Consultant agreed to provide Mr. Chris Convey to provide services as our Chief Financial Officer effective September 23, 2013 until March 30, 2014. As consideration for such consulting services, we have agreed to compensate the Consultant for its services at $80 per hour at a minimum of 37.5 hours per month.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Ajay Hans	Director & Chief Executive Officer	41	September 4, 2013
Stephen Fowler	President, Secretary and Director	61	July 12, 2013
Chris Convey	Chief Financial Officer	37	September 23, 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Stephen Fowler – President, Principal Financial Officer, Principal Accounting Officer and Director

Mr. Fowler is currently the president of our company and Priveco, lead innovators of mobile commerce, mobile payments and banking solutions for alternative financial companies, telecom operators, merchants and banks.  Priveco had mobile and online solutions for remittance, airtime recharge, payments and billing and Telupay has solutions for mobile banking.

Since 2006, he has also been the CEO of Forte Finance Limited.  Forte Finance Limited has engaged in corporate, strategic planning advice and consultation primarily to small cap companies by assisting them in raising capital from equity and in addition creating programs to increase shareholder value and share liquidity. These companies were headquartered in Canada, USA and the UK operating in the oil and gas, mineral exploration, clean-technology and high technology industries.

From February 2010 to September 2011, Mr. Fowler was the Co-Founder, Director and Corporate Advisor of Telupay PLC.  Telupay PLC developed and deployed a fully secure mobile banking and eCommerce payments solution provider for banks, telcos or remittance companies.

Mr. Fowler earned his B.A. in Business Administration & Accounting in Brighton, Sussex, United Kingdom.  Further, Mr. Fowler has completed the Canadian Securities Course Investment Securities Exam and has taken the Branch Manager Exam in investment banking, Chartered Accounting course in accounting, law and tax, and the CPA accounting course.

Ajay Hans – Principal Executive Officer and Director

Ajay Hans has over 15 years of technology new venture development and financial experience in the development, marketing and implementation of complex billing and payment related software technologies dedicated for MNO’s and MVNO’s.  Mr. Hans has served as CEO & COO of Dynegent; VP Operations OAN Services Canada – OAN pioneered telecom billing and clearing solutions across North America processing $500 million annually in LEC Billing transactions (ie. a form of billing for internet-based or other usually electronic services where the user is charged through his account with the local telephone company (also known as the Local Exchange Carrier), rather than directly from the provider of the service).  Additionally, he is actively involved in speaking engagements for Pacific Crest Securities.

Mr. Hans oversees our strategic vision and tactical execution. He has held senior executive positions with leading telecom software technology companies where he successfully implemented solutions for brands including SaskTel, Sprint and AT&T.

Mr. Hans earned a Bachelor’s of Business degree from the British Columbia Institute of Technology and has completed an Executive Management Program at Simon Fraser University as well as the Executive Managerial Success Program from Harvard Business School.

Chris Convey – Chief Financial Officer

Chris Convey as our Chief Financial Officer is responsible for overseeing our global financial strategy and operations. Mr. Convey has a wealth of telecom experience from cable & wireless and British telecom in a range of financial and commercial roles, as well as considerable knowledge of the high-tech and venture capital sectors.

Mr. Convey is currently involved in providing consulting services on financial and management matters such as M&A, establishment of high-performing finance functions and capital raising. Previously, from July 2011 to December 2012, he also served as the Chief Financial Officer of Uniserve Communications Corporation.  Further, he successively served as Vice President of Finance for two high-technology firms, Wantsa Inc. (December 2010 – July 2011) and Zensify (June 2007 – July 2009), and was responsible for the financial, legal and commercial aspects of the companies.

Mr. Convey is well versed in providing the financial and operational frameworks necessary to execute on strategic goals as he is a Chartered Management Accountant qualified in the United Kingdom.  Additionally, he holds a Bachelor of Arts in Japanese and French from the University of Durham.

Our company believes that each Mr. Hans’, Mr. Fowler’s and Mr. Convey’s educational background, and business and operational experience give them each the qualifications and skills necessary to serve in their respective roles as directors and/or officers our company. Our board of directors consists of Stephen Fowler and Ajay Hans.

Identification of Significant Employees

We currently have no significant employees. Our president Stephen Fowler, our chief executive officer Ajay Hans and our chief financial officer Chris Convey are all contracted to the company under consulting/management agreements, which remain in force on the same terms as previously disclosed.

Conflicts of Interest

We believe that our Chief Executive Officer and our Chief Financial Officer may be subject to conflicts of interest. The conflicts of interest arise from their being unable to devote full time to our operations. No policy has been implemented or will be implemented to address conflicts of interest.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees.  When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our audit committee consists of our entire board of directors.

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of our audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors, who act as our audit committee in fulfilling that function, are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.  Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	our principal financial officer;

(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2014 and 2013; and

(d)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 28, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Change in Pension Value and Non- qualified Deferred Compensation Earnings	All Other Compensation	Total
Stephen Fowler President, Secretary and Director(1)	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$106,500 $60,000	Nil Nil
Ajay Hans Principal Executive Officer and Director(2)	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$54,000 Nil	Nil Nil
Chris Convey Chief Financial Officer(3)	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$35,233 Nil	Nil Nil
Ksenia Shpeyzer Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director(4)	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)
Stephen Fowler was appointed to all respective director and officer positions with our company on July 12, 2013. Pursuant to the agreement with our company on July 15, 2013, Mr. Fowler will provide us with advice regarding matters of our strategic plans, operations and finances.  In exchange for the service Mr. Fowler is providing to us, we will compensate him $8,750 per month and an office allowance of $250 per month until the end of the term of the agreement on April 1, 2015.

(2)
Ajay Has was appointed to as a director with our company on September 4, 2013. Pursuant to the agreement assigned to us on September 4, 2013, Mr. Hans will serve as Principal Executive Officer of our company.  In exchange for the service Mr. Hans is providing to us, we will compensate 0853574 BC Ltd. $6,000 per month and until the end of the term of the agreement on May 31, 2014.

(3)	Chris Convey was appointed as Chief Financial Officer effective September 23, 2013.
(4)	Ksenia Shpeyzer resigned from all director and officer positions with our company on July 12, 2013.

Narrative Disclosure to Summary Compensation Table

On July 15, 2013, our company entered into a consulting agreement with Stephen Fowler. Pursuant to the agreement, Mr. Fowler will provide us with advice regarding matters of our strategic plans, operations and finances.  In exchange for the service Mr. Fowler is providing us, we will compensate him $8,750 per month and an office allowance of $250 per month until the end of the term of the agreement on April 1, 2015.

The second management services agreement that was assigned to us was entered into with 0853574 BC Ltd. This agreement provided that 0853574 BC Ltd. would provide management services in a capacity of Principal Executive Officer until May 31, 2014.  For these services, 0853574 BC Ltd.is compensated $6,000 per month.  Ajay Hans serves as our Principal Executive Officer under this agreement.

On September 23, 2013 we signed a consulting agreements with Tanuki Business Consulting Inc. under which Tanuki Business Consulting Inc. will provide consulting and management services and will be compensated at the rate of $80 per hour. Chris Convey serves as our Chief Financial Officer under this agreement.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving on the board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Stock Option Plan and Grant

During our fiscal year ended March 31, 2014 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended March 31, 2014.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

As at March 31, 2014, our company owes $59,787 for advances from related parties and $26,250 for the accrual of management and rent (March 31, 2013 - $90,352 and $20,000 respectively) to the President of our company. The amounts owing are unsecured, non-interest bearing, and due on demand.

As at March 31, 2014 our company owes $22,899 (2013 - $nil) to a company controlled by the Chief Executive Officer of our company for development expenses, advertising expenses and general and administration expenses incurred but unpaid during the period.

As at March 31, 2014 our company owes $6,000 (2013 - $nil) to a company controlled by the Chief Executive Officer of our company for management fees incurred but unpaid during the period.

Indemnification

Under our Bylaws, we may indemnify our officers or directors who are made a party to any proceeding, including a lawsuit, because of their position, if they acted in good faith and in a manner they reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that our officers or directors are successful on the merits in a proceeding as to which they are to be indemnified, we must indemnify them against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officers or directors are judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the SEC, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 27, 2014, the total number of shares owned beneficially by each of our directors, named executive officers, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Stephen Fowler 51 Bay View Drive Point Roberts, WA 98281	8,746,346 Common Shares (3)(4)(5) Direct and Indirect	30.8%
Ajay Hans 1018 Cornwall Street New Westminster, BC V3M 1S2 Canada	8,047,170(6)(7) Indirect	36.5%
Chris Convey 1952 W11th Ave Vancouver, BC, V6J2C6 Canada	173,636 Indirect (8)	0.6%
Directors and Executive Officers as a Group	Common Shares	67.9%

5%+ Shareholders
Mobetize Inc. 880-50 West Liberty Street Reno, NV 89501	22,003,000 Direct	77.7%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	Based on 28,364,200 shares issued and outstanding as of March 31, 2014.

(3)	Stephen Fowler directly holds 596,000 shares in Mobetize Corp.

(4)
Stephen Fowler directly holds approximately 28.28% of the issued and outstanding common shares of Mobetize Inc. As a result of this shareholding, Mr. Fowler indirectly holds an additional 6,230,000 shares in Mobetize Corp. through Mobetize Inc.’s holdings of 22,003,000 shares in Mobetize Corp.

(5)
Forte Finance Limited (“Forte Finance”), a corporation under the laws of Malta, directly holds approximately 8.91% of the issued and outstanding common shares of Mobetize Inc. Further, Stephen Fowler directly holds approximately 98% of the issued and outstanding common shares of Forte Finance. As a result of Mr. Fowler’s shareholdings in Forte Finance, Mr. Fowler indirectly holds an additional 1,920,346 shares in Mobetize Corp. through Forte Finance’s holdings in Mobetize Inc.’s holdings of 22,003,000 shares in Mobetize Corp.

(6)
Ajay Hans directly holds approximately 20.60% of the issued and outstanding common shares of Mobetize Inc. As a result of this shareholding, Mr. Hans indirectly owns 4,540,000 shares in Mobetize Corp. through Mobetize Inc.’s holdings of 22,003,000 shares in Mobetize Corp.

(7)
Alligato Inc. (“Alligato”), a corporation registered under the laws of British Columbia, directly holds approximately 18.18% of the issued and outstanding common shares of Mobetize Inc. Further, Ajay Hans directly holds approximately 87.7% of the issued and outstanding common shares of Alligato. As a result of Mr. Hans’ shareholdings in Alligato, Mr. Hans indirectly holds an additional 3,507,170 shares in Mobetize Corp. through Alligato’s holdings in Mobetize Inc.’s holdings of 22,003,000 shares in Mobetize Corp.

(8)
Chris Convey directly holds approximately 0.77% of the issued and outstanding share capital of Mobetize Inc. As a result of this shareholding, Mr. Convey indirectly owns 170,000 in Mobetize Corp through Mobetize Inc.’s holding of 22,003,000 shares Mobetize Corp. Additionally, Alligato Inc. directly holds approximately 18.18% of the issued and outstanding common shares of Mobetize Inc. Further, Mr. Convey owns approximately 0.09% of the issued and outstanding common shares of Alligato. As a result of his holding of these Alligato shares, Mr. Convey additionally indirectly owns 3,636 shares in Mobetize Corp. through Alligato's holdings in Mobetize Inc.’s holdings of 22,003,000 shares of Mobetize Corp

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons of Mobetize Corp.

The following includes a summary of transactions since the beginning of the March 31, 2013 fiscal year, or any currently proposed transaction, in which Mobetize Corp. was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

a)
During the period ended March 31, 2014, our company incurred $267,209 (2013 - $9,895) of development & engineering fees, $14,386 (2013 - $nil) of advertising expenses and $15,132 (2013 - $nil) of general & administration expenses to a company controlled by the Chief Executive Officer of our company.

b)	During the period ended March 31, 2014, our company settled debt of $112,500 owing to the President of our company with the issuance of 150,000 common shares.

c)
As at March 31, 2014, our company owes $59,787 for advances from related parties and $26,250 for the accrual of management and rent  (March 31, 2013 - $90,352 and $20,000 respectively) to the President of our company. The amounts owing are unsecured, non-interest bearing, and due on demand.

d)
As at March 31, 2014 our company owes $22,899 (2013 - $nil) to a company controlled by the Chief Executive Officer of t our company for development expenses, advertising expenses and general and administration expenses incurred but unpaid during the period.

e)	As at March 31, 2014 our company owes $6,000 (2013 - $nil) to a company controlled by the Chief Executive Officer of our company for management fees incurred but unpaid during the period.

Promoters and Certain Control Persons

We do not currently have an active promoter.

Corporate Governance

We currently act with two directors, consisting of Ajay Hans and Stephen Fowler.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the NASDAQ Stock Market.

Item 14.  Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended March 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2014 $	March 31, 2013 $
Audit Fees	9,000	3,000
Audit Related Fees	9,000	3,500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	18,000	6,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements
	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Exhibit Description
2.1	Purchase and Sale Agreement with Mobetize, Inc. dated July 9, 2013 (incorporated by reference to our Quarterly Report for June 30, 2013 on Form 10-Q/A filed on September 10, 2013).
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on May 30, 2012).
3.2	Certificate of Amendment filed on August 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on August 15, 2013).
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on May 30, 2012).
4.1	Instrument Defining the Right of Holders – Form of Share Certificate (incorporated by reference to our Registration Statement on Form S-1 filed on May 30, 2012).

Exhibit Number	Exhibit Description
10.1	Management Services Agreement between Mobetize Inc. and Alligato Inc. dated June 1, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2013).
10.2	Management Services Agreement between Mobetize Inc. and 053574 BC Ltd. dated June 1, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2013).
10.3	Consulting Agreement between our company and Stephen Fowler dated July 15, 2013.
10.4	Assignment of Debt Agreement of Mobetize Inc. and Stephen Fowler dated April 4, 2012. (incorporated by reference to our Current Report on Form 8-KA filed on November 22, 2013).
10.5	License Assignment Agreement between Telupay Inc. and Baccarat Overseas Ltd. dated August 21, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 16, 2013).
10.6	Consulting Agreement between our company and Tanuki Business Consulting Inc. dated September 23, 2013. (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2013).
10.7	Consulting Agreement between our company and Hugo Cuevas-Mohr dated October 1, 2013. (incorporated by reference to our Current Report on Form 8-K filed on March 18 2014).
10.8	Consulting Agreement between our company and Institutional Marketing Services Inc. dated November 13, 2013. (incorporated by reference to our Current Report on Form 8-K filed on March 18 2014).
10.9	Form of Subscription Agreement with the Subscribers dated June 25, 2014.
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File (Form 10-K for the year ended February 28, 2014 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

***
Certain parts of this document have not been disclosed and have been filed separately with the Secretary, Securities and Exchange Commission, and are subject to a confidential treatment request pursuant to Rule 406 of the Securities Exchange Act of 1933.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBETIZE CORP.
(Registrant)
Dated: June 27, 2014
/s/ Ajay Hans
Ajay Hans CEO and Director (Principal Executive Officer)
Dated: June 27, 2014
/s/ Chris Convey
Chris Convey Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 27, 2014
/s/ Ajay Hans
Ajay Hans CEO and Director (Principal Executive Officer)
Dated: June 27, 2014
/s/ Chris Convey
Chris Convey Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)