Form 10-Q
period 2014-06-30
MOBETIZE, CORP.
filed 2014-08-18
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

8105 Birch Bay Square St, Suite 205, Blaine WA 98230
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:  As at August 14, 2014, there were 29,488,365 shares of the issuer's $0.001 par value common stock issued and outstanding

MOBETIZE CORP.

MOBETIZE, CORP.
Balance Sheets
June 30, 2014
(Unaudited)

	US $
	JUNE 30, 2014	MARCH 31, 2014

ASSETS
Current Assets:
Cash	$656,861	$90,537
Accounts receivable	75,528	78,973
Prepaids	78,750	105,102
Total Current Assets	811,139	274,612

Investments (Note 4)	1,470,644	1,634,049
TOTAL ASSETS	$2,281,783	$1,908,661

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$77,179	$19,082
Accounts payable - related party (Note 5)	56,894	61,831
Due to related party (Note 5)	53,105	53,105
Total Current Liabilities	187,178	134,018

TOTAL LIABILITIES	$187,178	$134,018

STOCKHOLDERS' EQUITY
Common stock, $0.001 Par Value: 525,000,000 authorized and 29,488,365 and 28,364,200 common shares issued and outstanding, respectively (Note 6)	$29,488	$28,364
Share subscriptions receivable (Note 6)	(12,000)	-
Share subscriptions payable (Note 6)	3,938	-
Additional paid-in capital	3,857,797	2,992,747
Accumulated other comprehensive loss	(163,406)	-
Accumulated deficit	(1,621,213)	(1,246,468)
Total Stockholders' Equity	2,094,605	1,774,643
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,281,783	$1,908,661

The accompanying notes are an integral part of these financial statements.

MOBETIZE CORP.
Statements of Operations
(Unaudited)

	US$ THREE MONTHS ENDED JUNE 30,
	2014	2013

OPERATING REVENUES
Revenues	$19,740	$2,829

OPERATING EXPENSES
Advertising and promotion	41,441	5,001
Advertising – related party	2,638	-
Consulting	175,697	-
Consulting – related party	72,252
General and administrative	10,072	18,340
General and administrative – related party	28,490	-
Management fees - related party	44,250	73,320
Professional fees	19,645	27,336
Research and development	-	14,800
Total Operating Expenses	394,485	138,797

NET LOSS FROM OPERATIONS	(374,745)	(135,968)

OTHER INCOME/(EXPENSE)
Interest income	-	4,862
Interest expense	-	(1,210)
Total other income /(expense)	-	3,652

NET LOSS	$(374,745)	$(132,316)

NET LOSS PER SHARE
Basic	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	28,432,864	18,350,826

COMPREHENSIVE LOSS
Net loss	$(374,745)	$(132,316)
Other comprehensive loss:
Unrealized loss on investments	(163,406)	-
Comprehensive income (loss)	$(538,151)	$(132,316)

The accompanying notes are an integral part of these financial statements.

MOBETIZE CORP.
Statements of Cash Flow
(Unaudited)

		US$ THREE MONTHS ENDED JUNE 30,
		2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(374,745)	$(132,316)

Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services		111,042	-
Interest receivable		-	(4,862)
Changes in assets and liabilities			-
Accounts receivable		3,445	(2,829)
Accounts payables and accrued expenses		59,896	53,978
Accounts payable - related party		-	-
Net cash used in operating activities		(200,362)	(86,029)

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs		-	-
Net cash used in investing activities		-	-

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issued and issuable		771,623	158,750
Proceeds from related party		-	42,919
Repayment to related party		(4,937)	-
Net cash provided by financing activities		766,686	201,669

NET INCREASE IN CASH		566,324	115,640
CASH - BEGINNING OF PERIOD		90,537	10,049
CASH - END OF PERIOD		$656,861	$125,689

CASH PAID DURING THE PERIOD FOR:
Interest expense		$-	$-
Interest expense		$-	$-

SUPPLEMENTAL NONCASH INFORMATION:
Shares issued for acquisition of software licence	$		$1,400,000

The accompanying notes are an integral part of these financial statements.

MOBETIZE CORP.

Notes to the Financial Statements
June 30, 2014
 (Unaudited)

1.	Nature of Operations and Continuance of Business
Mobetize, Corp. (the “Company”) was incorporated in the state of Nevada on February 23, 2012 under the name Slavia, Corp. The Company is a business whose planned principle operations are the delivery of a Mobile Financial Services to telecoms companies and their users. The Company is currently finalizing the design and development of its smartWallet suite of products. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current technology before another company develops similar products.

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

On December 15, 2013 the Company issued 15,000 common shares for prepaid marketing services with a fair value of $19,500. All these services had been received and amortized by June 30, 2014.

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

On June 25, 2014 the Company closed a private placement under which it sold 1,122,831 investment units for net proceeds of $771,623. Each investment unit consisted of one common share of the Company’s stock and one half-warrant. The warrants are exercisable at $1.00 per share and are valid for two years from issue. $58,500 financing fees are payable in cash associated with this private placement and 133,000 financing warrants will be issued on the same terms as those in the investment units.

As at June 30, 2014 the Company currently has 29,488,365 common shares issued and outstanding.

Going Concern
These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2014, the Company has an accumulated deficit of $(1,621,213). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2014 and 2013, the Company had no cash equivalents.

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

The Company recognizes revenue from licensing and professional fees to non-related parties. During the period ended June 30, 2014, the Company derived all of its revenue from three customers acquired under the asset purchase from Alligato. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

h)	Investments

The Company classifies its equity investments in third parties as held for investment and recognizes the fair market value of these assets. As these investments are in public companies, the Company has used the market value at June 30, 2014 as a representation of fair market value.

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

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2014, the Company has 1,199,914 (2013 – 272,500) potentially dilutive shares.

l)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2014 the Company has an Other Comprehensive Loss of $163,406 (2013 – nil), which is due to the revaluation to Fair Market Value of the Company’s investment in Telupay International PLC.

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

As Telupay is a public company on the OTC market, the shares are valued at the market price. At June 30, 2014 the Telupay quoted share price was $0.45 per share compared to $0.50 per share at March 31, 2014. As a result the Company revalued the asset to reflect this new share price and a loss of $163,406 was recorded to other comprehensive loss in the period ended June 30, 2014.

5.	Related Party Transactions

a)	On September 28, 2012, the Company issued 665,000 common shares to settle outstanding management fees with a fair value of $66,500 to the President and a Director of the Company.

b)
Prior to the share exchange between Mobetize Corp. and Mobetize Inc., the Company settled debt of $21,000 owing to a Company controlled by a Director of the Company with the issuance of 84,000 common shares.

c)	On March 26, 2014, the Company settled debt of $112,500 owing to the President of the Company with the issuance of 150,000 common shares.

d)	During the period ended June 30, 2014, the Company incurred $26,250 (2013 - $26,250) of management fees and $750 (2013 - $750) of rent to the President of the Company.

e)
During the period ended June 30, 2014, the Company incurred $70,785 (2013 - $30,570) of development & engineering fees, $2,179 (2013 - $5,001) of advertising expenses and $7,415 (2013 - $1,652) of general & administration expenses to a company controlled by the Chief Executive Officer of the Company.

f)	During the period ended June 30, 2014, the Company incurred $18,000 (2013 - $6,000) of management fees to a company controlled by the Chief Executive Officer of the Company.

g)
As at June 30, 2014, the Company owes $53,105 for advances from related parties and $18,759 for the accrual of management, rent and other expenses  (March 31, 2014 - $53,105 and $32,932 respectively) to the President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

h)
As at June 30, 2014 the company owes $30,066 (March 31 2014 - $22,899) to a Company controlled by the Chief Executive Officer of the Company for development expenses, advertising expenses and general and administration expenses incurred but unpaid during the period.

i)	As at June 30, 2014 the company owes $8,069 (March 31 2014 - $6,000) to a Company controlled by the Chief Executive Officer of the Company for management fees incurred but unpaid during the period.

6.	Common Stock

a)	On September 28, 2012, the Company issued 665,000 common shares to settle outstanding management fees with a fair value of $66,500 to the President and a Director of the Company.

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

g)
Prior to the share exchange between Mobetize Corp. and Mobetize Inc., the Company issued 120,000 shares of stock for prepaid consulting services valued at $30,000. As of June 30, 2014, all services have been received and $30,000 has been amortized.

h)	Prior to the share exchange between Mobetize Corp. and Mobetize Inc., the Company issued 84,000 shares of stock as valued at $21,000 to settle debt in the amount of $21,000.

i)	On September 4, 2013, the Company issued 22,003,000 common shares of the Company, for the share exchange agreement as noted in Note 3.

j)	On September 16, 2013, the Company issued 315,000 common shares for prepaid consulting services, with a fair value of $157,500. As of June 30, 2014, $78,750 of these services has been amortized.

k)	On October 8, 2013 the Company issued 1,050,000 common shares at $0.50 each in a private placement and received $525,000 in gross cash proceeds, net of $52,500 in share issuance cost.

l)
On December 15, 2013 the Company issued 15,000 common shares for prepaid marketing services with a fair value of $19,500. As of June 30, 2014 these services have been fully amortized and additionally a further $3,938 of services have been received, for which payment is due in common shares that have yet to be issued.

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

p)	On April 4, 2014 the Company issued 1,334 common shares in settlement of a supplier liability valued at $1,800.

q)
On June 25, 2014 the Company closed a private placement under which it sold 1,122,831 investment units for net proceeds of $771,623. Each investment unit consisted of one common share of the Company’s stock and one half-warrant. The warrants are exercisable at $1.00 per share and are valid for two years from issue. $58,500 financing fees are payable in cash associated with this private placement and 133,000 financing warrants will be issued on the same terms as those in the investment units. The financing warrants were valued at $80,752 using the Black Scholes method . At June 30, 2014 $12,000 of the proceeds were in transit to the Company and have hence been recorded as share subscriptions receivable.

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price (US$)
Balance, March 31 2013	–	–

Issued, September 3, 2013	500,000	0.50

Balance, March 31, 2014	500,000	0.50

Issued, June 25, 2014	694,414	1.00

Balance, June 30, 2014	1,194,414	0.79

As at June 30, 2014, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price (US$)	Expiry date
500,000	0.50	September 2, 2015
694,414	1.00	June 24, 2016
1,194,414

8.	Share Options:

The following table summarizes the continuity of share purchase options:

	Number of options	Weighted average exercise price (US$)
Balance, March 31, 2013	–	–

Issued, November 30, 2013	5,500	1.00

Balance, March 31, 2014	5,500	1.00

Issued in Period	-	-

Balance, June 30, 2014	5,500	1.00

As at June 30, 2014, the following share purchase options were outstanding:

Number of options outstanding	Exercise price (US$)	Expiry date
5,500	1.00	November 26, 2014
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

GENERAL

We were incorporated in the State of Nevada on February 23, 2012. Our business office is at 8105 Birch Bay Square St, Suite 205, Blaine WA 98230. Our telephone number is (206) 347-4515.

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

On December 15, 2013 our company issued 15,000 common shares for prepaid marketing services with a fair value of $19,500. All these services had been received and amortized by June 30, 2014.

On December 31, 2013 our company issued 1,200 common shares in payment of consultancy services received with a fair market value of $1,500.

On March 14, 2014 our company issued 200,000 common shares at a deemed price of $0.20 a share to Bacarrat Overseas Ltd upon conversion of the outstanding notes payable to equity.

On March 26, 2014 our company entered in to a debt for equity settlement agreement with the president of our company. Under the terms of this agreement, the Company settled debts of $112,500 owed to the president of our company in return for the issuance of 150,000 common shares. This transaction was valued at the prevailing market price of $1.35 per share, so our company incurred an interest charge of $90,000 as a result of this transaction.

On April 4, 2014 our company issued 1,334 common shares in settlement of a supplier liability valued at $1,800.

On June 25, 2014 our company closed a private placement under which it sold 1,122,831 investment units for gross proceeds of $842,123. Each investment unit consisted of one common share of our company ‘s stock and one half-warrant. The warrants are exercisable at $1.00 per share and are valid for two years from issue. $58,500 financing fees are payable in cash associated with this private placement and 133,000 financing warrants will be issued on the same terms as those in the investment units.

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

As such, we purchased the all or substantially all of the business assets of Mobetize Inc. on September 4, 2013 and our new business offers us the opportunity to become a leading online and mobile commerce platform provider for telecom operators, payment service providers and banks. Initially, we are focussed on providing solutions to telcos in N America that allow them to quickly and easily offer a full suite of Mobile Financial Services (“MFS”) to their customers. Our unique ‘freemuim’ business model removes the cost barriers for telcos to adopt MFS and positions us at the leading edge of this exciting market development. Our integrated platform is an innovative product tailored to implement bill management, payments, airtime recharge, domestic money transfers, international remittances, and various other Mobile Financial Services technologies all on a mobile device.

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

The smartWallet is a simple and convenient mobile solution for prepaid and post-paid telecom service subscribers to load money via multiple payment methods such as credit card, debit, PayPal, automated clearing house and even cash. SmartWallet integrates with all methods supported by a telco’s current billing platform.  Once an account has been loaded, subscribers can dedicate amounts for various services such as money remittances, airtime top-ups, long distance calling and any other telecom services offered by the telco.

SmartBill
Our mobile telecom account management solution (“smartBill”) is designed to integrate with a telecom’s existing electronic bill presentment and payment (“EBPP”) system, or be a standalone mobile customer self-care application directly connected to the telecom’s in-house or third party billing platform – increasing the level of convenience for both telecoms and their subscribers.

SmartBill reduces postage and production expenses, provides automated and instant delivery and access to account information and payment methods which accelerates a telecom’s cash flow and lowers their customer service costs. We understand the critical component of the business of telecoms is to provide their customers with quick and accurate answers to their billing concerns, and that on-the-go mobile access to their accounts lowers customer service calls.  The smartBill solution is the quickest, most affordable and user friendly approach to managing telecom bills and services all on one single platform.

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

RESULTS OF OPERATION

Operating Revenues, Operating Expenses and Net Loss

	US$ Three Months Ended June 30,
	2014	2013
Revenues	$19,740	$2,829
Operating Expenses	394,485	138,797
Net Loss from Operations	(374,745)	(135,968)
Net Income/(Loss)	(374,845)	(132,316)

Our company generated $19,740 of revenue in the three months ended June 30, 2014 compared to revenues of $2,829 during the same period in 2013. All revenues are currently generated through m-commerce services provided in line with the contracts acquired by Mobetize from Alligato Inc. Our company expects to generate further revenue in the next 12 months as Mobile Money services are deployed.

Our operating expenses for the three months ended June 30, 2014 and 2013 are outlined in the following table:

	US$ Three Months Ended June 30,
	2014	2013
Advertising and promotion	$41,441	$-
Advertising – Related Party	2,638	5,001
Consulting	175,697	-
Consulting – Related Party	72,252	-
General and administrative	10,072	18,340
G&A – Related Party	28,490	-
Management fees – Related Party	44,250	73,320
Professional fees	19,645	27,336
Research and development	-	14,800
Total	394,485	138,797

For the three months ended June 30, 2014 operating costs were $394,485 compared with $138,797 for three months ended June 30, 2013. This increase was primarily attributed to increases in consulting fees of $247,949 (including $139,252 financing costs associated with our June 26 private placement), advertising and promotion costs of $39,078 and general and administrative costs of $20,223. These increases were partially offset by decrease in management fees of $(29,070), research & development costs of $(14,800) and professional fees of $(7,691).

During the three months ended June 30, 2014, our company recorded a net loss of $374,745 compared with net loss of $135,968 for the three months ended June 30, 2013. During the three months ended June 30, 2014 our company accrued interest receivable of $nil (2013 -  $4,862) and company incurred $nil (2013 - $1,210) of interest expense relating to debt balances.

Liquidity and Capital Resources

	US $
	June 30, 2014	March 31, 2014
Current Assets	$811,139	$274,612
Current Liabilities	187,178	134,018
Working Capital	623,961	140,594

As at June 30, 2014, our company’s cash balance was $656,861 and total assets was $2,281,783, compared to cash balance of $90,537 and total assets of $1,908,661 as at March 31, 2014. The increase in the cash balance was attributed to sales of equity for cash and the collection of accounts receivable. The increase in total assets was primarily due to our sales of equity for cash and was partially offset by a reduction in the carrying value of our investment in Telupay International PLC of $(163,406).

As at June 30, 2014, our company had total liabilities of $187,178 compared with total liabilities of $134,018 as at March 31, 2014. The increase in total liabilities is attributed to an increase in account payable and accrued liabilities of $59,896, offset by a small decrease to amounts accrued under accounts payable related parties and due to related parties of $(4,937).

As at June 30, 2014, our company has working capital of $623,961 compared with working capital of $140,594 at March 31, 2014 with the increase in the working capital attributed to the cash raised from sales of our equity for cash.

Cash Flows

	US$ Three Months Ended June 30,
	2014	2013
Cash flows used in Operating Activities	$(200,362)	$(86,029)
Cash flows used in Investing Activities	-	-
Cash flows provided by Financing Activities	766,686	201,669
Net Increase in Cash During Period	566,324	115,640

Cash flow from Operating Activities

During the three months ended June 30, 2014, our company used $200,362 of cash for operating activities compared to the provision of $86,029 of cash for operating activities during the three months ended June 30, 2013.  The increase in the use of cash for operating activities was attributed to the fact that our company incurred more for general and administrative costs for the period for day-to-day activities, consulting, professional fees, and research and development.

Cash flow from Investing Activities

During the three months ended June 30, 2014 and 2013, our company used $nil of cash for investing activities.

Cash flow from Financing Activities

During the three months ended June 30, 2014, our company received $766,686 of proceeds from financing activities compared to $201,669 during the three months ended June 30, 2013. The increase in proceeds from financing activities was due to our company receiving additional share subscriptions from a private placement.

SUBSEQUENT DEVELOPMENTS

Effective July 9, 2014, the following people resigned in their respective offices with our company:

1.  Stephen Fowler as President and Secretary of the Company; and
2.  Chris Convey as Chief Financial Officer of the Company.

None of the resignations were the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with the resignations, the following persons were appointed to their respective positions with our company:

1.  Stephen Fowler as Chief Financial Officer of the Company (also currently a director and the Treasurer of our company);
2.  Chris Convey as Chief Operating Officer and Corporate Secretary of the Company (our former Chief Financial Officer);
3.  Ajay Hans has as President and Chief Executive Officer of the Company (also currently a director of our company); and
4.  Malek Ladki as a director and Chairman of the Board of Directors of the Company.

Our board of directors now consists of Stephen Fowler, Ajay Hans and Malek Ladki.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

There is significant doubt about our ability to continue as a going concern.

These financial statements included in this Quarterly Report for June 30, 2014 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2014, our company has an accumulated deficit   of $(1,621,213). The continuation of our company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from our company’s future operations. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2014 and 2013, our company had no cash equivalents.

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

Revenue Recognition

Our company recognizes revenue from licensing fees through a non-related party. During the period ended June 30, 2014, our company derived all of its revenue from three customers acquired under the asset purchase from Alligato. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2014 the Company has an Other Comprehensive Loss of $163,406 (2013 – nil), which is due to the revaluation to Fair Market Value of the Company’s investment in Telupay International PLC.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2014.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended June 30, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 4, 2014 our company issued 1,334 common shares in settlement of a supplier liability valued at $1,800. These shares were issued under a category 2 exemption.

On June 25, 2014 our company closed a private placement under which it sold 1,122,831 investment units for gross proceeds of approximately $842,123. Each investment unit consisted of one common share of our company’s stock and one half-warrant. The warrants are exercisable at $1.00 per share and are valid for two years from issue. $58,500 financing fees are payable in cash associated with this private placement and 133,000 financing warrants will be issued on the same terms as those in the investment units. US resident subscribers in this placement fall under category 2, 3 and 8 exemptions. Canadian resident subscribers to this placement fall under category 1 (j) and (k) exemptions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

Number	Description

(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certifications
32.1	Certification of Principle Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 18, 2014	MOBETIZE CORP.
By: /s/ Stephen Fowler
Stephen Fowler, Chief Financial Officer

MOBETIZE CORP.
By: /s/ Ajay Hans
Ajay Hans, Chief Executive Officer