Form 10-Q
period 2014-09-30
MOBETIZE, CORP.
filed 2014-11-14
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:  As at November 14, 2014, there were 29,498,355 shares of the issuer's $0.001 par value common stock issued and outstanding.

MOBETIZE CORP.

MOBETIZE, CORP.
Balance Sheets
September 30, 2014
(Unaudited)

	US $
	SEPTEMBER 30, 2014	MARCH 31, 2014

ASSETS
Current Assets:
Cash	$273,354	$90,537
Accounts receivable	50,297	78,973
Prepaid expenses	103,340	105,102
Total Current Assets	426,991	274,612

Property and equipment, net	7,064	-
Investments (Note 4)	1,339,920	1,634,049
TOTAL ASSETS	$1,773,975	$1,908,661

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$37,758	$19,082
Accounts payable - related party (Note 5)	68,299	61,831
Due to related party (Note 5)	53,105	53,105
Total Current Liabilities	159,162	134,018

TOTAL LIABILITIES	$159,162	$134,018

STOCKHOLDERS' EQUITY
Common stock, $0.001 Par Value: 525,000,000 authorized and 29,498,355 and 28,364,200 common shares issued and outstanding, respectively (Note 6)	$29,498	$28,364
Share subscriptions receivable (Note 6)	-	-
Share subscriptions payable (Note 6)	4,500	-
Additional paid-in capital	3,875,462	2,992,747
Accumulated other comprehensive loss	(294,129)	-
Accumulated deficit	(2,000,518)	(1,246,468)
Total Stockholders' Equity	1,614,813	1,774,643
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,773,975	$1,908,661

The accompanying notes are an integral part of these financial statements.

MOBETIZE CORP.
Statements of Operations
For the three and six months ended September 30, 2014 and 2013
(Unaudited)

	US$ THREE MONTHS ENDED SEPTEMBER 30,		US$ SIX MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013

OPERATING REVENUES
Revenues	$2,415	$28,206	$22,155	$31,035

OPERATING EXPENSES
Advertising and promotion	58,439	9,291	99,880	9,291
Advertising –related party	-	4,800	2,638	9,801
Consulting	63,009	73,806	238,706	73,806
Consulting-related party	108,908	-	181,160	-
General and administrative	22,332	32,388	32,404	50,729
G&A – related party	28,130	6,755	56,620	6,755
Management fees-related party	56,000	5,080	100,250	87,000
Professional fees	30,801	30,751	50,446	49,487
Research and development	14,101	-	14,101	14,800
Impairment loss	-	-	-	-
Total operating expenses	381,720	162,871	776,205	301,669

NET LOSS FROM OPERATIONS	(379,305)	(134,665)	(754,050)	(270,634)

OTHER INCOME/(EXPENSE)
Interest income	-	4,915	-	9,767
Gain on disposal of note receivable	-	-	-	-
Interest expense	-	(1,223)	-	(2,423)
Total other income /(expense)	-	3,692	-	7,344

NET LOSS	$(379,305)	$(130,973)	$(754,050)	$(263,290)

NET LOSS PER SHARE
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Basic	24,490,763	18,732,043	29,489,564	11,053,213

COMPREHENSIVE LOSS
Net loss	$(379,305)	$(130,973)	$(754,050)	$(263,290)
Other comprehensive loss:
Unrealized loss on investments	(130,723)	-	(294,129)	-
Net loss and comprehensive loss:	$(510,028)	$(130,973)	$(1,048,179)	$(263,290)

The accompanying notes are an integral part of these financial statements.

MOBETIZE CORP.
Statements of Cash Flow
For the six months ended September 30, 2014 and 2013
(Unaudited)

	US$ SIX MONTHS ENDED SEPTEMBER 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(754,050)	$(263,290)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	59	-
Shares issued for services	152,556	36,136
Shares issued for incorporation cost	-	-
Gain on conversion of notes receivable	-	-
Loss on impairment of software IP and licences	-	-
Interest receivable	-	(9,777)
Interest settled in shares	-	-
Changes in assets and liabilities
Accounts receivable	28,676	(7,256)
Prepaid expenses	(46,066)	-
Accounts payables and accrued expenses	18,676	82,790
Accounts payable - related party	6,468	64,500
Net cash used in operating activities	(593,681)	(96,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	(7,124)	-
Software development costs	-	(84,959)
Net cash used in investing activities	(7,124)	(84,959)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issued and issuable	783,622	632,750
Proceeds from issuance of convertible debentures	-	-
Proceeds from related party	-	52,217
Repayment to related party	-	(43,886)
Net cash provided by financing activities	783,622	641,081

NET INCREASE IN CASH	182,817	459,225
CASH - BEGINNING OF PERIOD	90,537	10,049
CASH - END OF PERIOD	$273,354	$469,274

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Tax expense	$-	$-

SUPPLEMENTAL NONCASH INFORMATION:
Shares issued for acquisition of software licence	$-	$1,400,000
Shares issued to settle debt	$-	$21,000
Non cash increase in prepaid expenses	$-	$187,500
Shares issued for acquisition of notes receivable	$-	$-
Non cash acquisition of shares held for investment	$-	$-

The accompanying notes are an integral part of these financial statements.

MOBETIZE CORP.

Notes to the Financial Statements
September 30, 2014
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

Going Concern
These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2014, the Company has an accumulated deficit of $(2,000,518). The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2014 and 2013, the Company had no cash equivalents.

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

The Company recognizes revenue from licensing and professional fees to non-related parties. During the period ended September 30, 2014, the Company derived all of its revenue from three customers acquired under the asset purchase from Alligato. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

h)	Investments

The Company classifies its equity investments in third parties as held for investment and recognizes the fair market value of these assets. As these investments are in public companies, the Company has used the market value at September 30, 2014 as a representation of fair market value.

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

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2014, the Company has 1,206,858 (2013 –500,000) potentially dilutive shares.

l)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2014 the Company has an Other Comprehensive Loss of $294,129 (2013 – nil), which is due to the revaluation to Fair Market Value of the Company’s investment in Telupay International PLC.

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

We have reviewed all new accounting pronouncements and, except as set forth below, do not expect any new pronouncements or guidance to have an impact on our results of operations or financial position:

We have elected to adopt FASB Accounting Standards Update No. 2014-10, which amends Topic 915 of the FASB Accounting Standards Codification to remove the financial reporting distinction between exploration stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for exploration stage entities to (1) present inception-to-date information in the statements of income, cash flows, and stockholder’s equity (deficit), (2) label the financial statements as those of a exploration stage entity, (3) disclose a description of the exploration stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a exploration stage entity that in prior years it had been in the exploration stage.  Although we do not expect this pronouncement to affect our actual results of operations or financial position, it will affect the presentation of our financial statements, in that inception-to-date information will not be presented in our statements of operations, cash flows, or stockholder’s equity (deficit).

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

As Telupay is a public company on the OTC market, the shares are valued at the market price. At September 30, 2014 the Telupay quoted share price was $0.41 per share compared to $0.45 per share at June 30, 2014. As a result the Company revalued the asset to reflect this new share price and a loss of $130,723 was recorded to other comprehensive loss in the three month period ended September 30, 2014. Comprehensive loss for six months ended September 30, 2014 is $294,129.

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

d)
During the three and six months period ended September 30, 2014, the Company incurred $26,000 (2013 - $5,080) and $53,000 (2013 - $52,500) of management fees and $22,300 (2013 - $nil) and $43,375 (2013 - $nil) of general and administrative expenses to the President of the Company.

e)
During the three and six months period ended September 30, 2014, the Company incurred $108,908 (2013-$nil) and $181,160 (2013 - $nil) of development & engineering fees, $nil (2013 - $,4,800) and $2,638 (2013- $9,801) of advertising expenses, and $5,830 (2013 – 6,755) and $13,245 (2013- $6,755) of general & administration expenses to a company controlled by the Chief Executive Officer of the Company.

f)
During the three and six months period ended September 30, 2014, the Company incurred $30,000 (2013 - $nil) and $47,250 (2013 - $34,500) of management fees to a company controlled by the Chief Executive Officer of the Company. As at September 30, 2014, the Company owes $53,105 for advances from related parties and $15,051 for the accrual of management and other expenses (March 31, 2014 - $53,105 and $32,932 respectively) to the President of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

g)
As at September 30, 2014 the company owes $43,248 (March 31, 2014 - $22,899) to a Company controlled by the Chief Executive Officer of the Company for development expenses, advertising expenses and general and administration expenses incurred but unpaid during the period.

h)
As at September 30, 2014 the company owes $10,000 (March 31, 2014 - $6,000) to a Company controlled by the Chief Executive Officer of the Company for management fees incurred but unpaid during the period.

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

q)
On June 25, 2014 the Company closed a private placement under which it sold 1,122,831 investment units for net proceeds of $771,623. Each investment unit consisted of one common share of the Company’s stock and one half-warrant. The warrants are exercisable at $1.00 per share and are valid for two years from issue. $58,500 financing fees are payable in cash associated with this private placement and 133,000 financing warrants will be issued on the same terms as those in the investment units. The financing warrants were valued at $80,752 using the Black Scholes method.

r)	On September 8, 2014 the Company issued 9,990 common shares in settlement of supplier liabilities valued at $12,087.

s)	At September 30, 2014 the Company owes $4,500 in share subscriptions payable for consultancy services.

t)	On September 1, 2014 the Company issued 250,000 share options for consulting services with a three year term, expiring on August 31, 2017. The options vest monthly in equal installments.

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price (US$)

Balance, March 31 2013	–	–

Issued, September 3, 2013	500,000	0.50

Balance, March 31, 2014	500,000	0.50

Issued, June 25, 2014	694,414	1.00

Balance, September 30, 2014	1,194,414	0.79

As at September 30, 2014, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price (US$)	Expiry date

500,000	0.50	September 2, 2015
694,414	1.00	June 24, 2016

1,194,414

8.	Share Options

The following table summarizes the continuity of share purchase options:

	Number of options	Weighted average exercise price (US$)

Balance, March 31, 2013	–	–

Issued, November 30, 2013	5,500	1.00

Balance, March 31, 2014	5,500	1.00

Issued in Period	250,000	1.25

Balance, September 30, 2014	255,500	1.24

As at September 30, 2014, the following share purchase options were outstanding:

Number of options outstanding	Exercise price (US$)	Expiry date

5,500	1.00	November 26, 2014
250,000	1.25	August 31, 2017

255,500

9.	Subsequent Events

Effective October 10, 2014, Chris Convey resigned as a Chief Operating Officer with our company. The resignation was not the result of any disagreements with our company regarding our operations, policies, practices, or otherwise.

Our board of directors now consists of Stephen Fowler, Ajay Hans and Malek Ladki.

During the period from November 1, 2014 to November 14, 2014 we raised $165,000 in capital proceeds for the issuance of 165,000 shares of our common stock through an ongoing private placement to be closed on December 12, 2014.

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

On June 25, 2014 our company closed a private placement under which it sold 1,122,831 investment units for gross proceeds of $842,123. Each investment unit consisted of one common share of our company‘s stock and one half-warrant. The warrants are exercisable at $1.00 per share and are valid for two years from issue. $58,500 financing fees are payable in cash associated with this private placement and 133,000 financing warrants will be issued on the same terms as those in the investment units.

On September 8, 2014 the Company issued 9,990 common shares in settlement of supplier liabilities valued at $12,087.

At September 30, 2014 the Company owes $4,500 in share subscriptions payable for consultancy services.

On September 1, 2014 the Company issued 250,000 share options for consulting services with a three year term, expiring on August 31, 2017. The options vest monthly in equal installments.

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

As such, we purchased all or substantially all of the business assets of Mobetize Inc. on September 4, 2013 and our new business offers us the opportunity to become a leading online and mobile commerce platform provider for telecom operators, payment service providers and banks. Our platform is brand-able and enables telecom operators, employers and prepaid card issuers to simplify the delivery of mobile financial services.  We ensure end-to-end integration for services such as retail/online payments, air-time top ups, international remittances/money transfer, P2P transfers and Visa/Mastercard programs on mobile devices. We seamlessly integrate and white label our secure mobile money platform with our delivery partners to help increase their average revenue per customer (ARPU), decrease customer service costs, and increase loyalty to existing offerings.

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

smartWallet:
Our smartWallet solution is provided via mobile web and web OS Apple and Android app to the desktop, iPad or mobile phone of our users.

The smartWallet is the core of our mobile financial services offerings and allows users to load funds in to their mobile wallet and access global services such as prepaid top-ups for themselves or for gifts for family members, Person 2 Person money transfers, international money transfer remittances, bill payments and bill management, with other financial services being added..

Users can load funds in to their smartWallet from their bank account (ACH or real time ACH), via credit or prepaid debit card and by Q4 2014 by electronic remote check deposit, plus cashing and cash load at Green Dot affiliated locations across the US.

smartWallet can be integrated with a billing system to allow to offer a mobile ‘my account’ as part of a mobile wallet with rich features including:

•	Registration - Sign in and sign up process capabilities based on current systems.

•	User Account Settings - Allows the user to update their information, edit/add and save different payment methods while changing password and saving account numbers to favorites for fast access.

•	View Balance - Subscribers are able to track their balances by viewing their real-time balance.

•	Add and Save Services -Create, save, and edit a list of Favorites for easy and fast access to all transactions.

•	Favorites - Create, save, and edit a list of Favorite contacts, remittances, airtime transactions and more for convenience and accessibility.

•	Stored Payment Methods - Safely store and edit a list of preferred method of payments to load the smartWallet and increase convenience and accessibility including credit cards, debit cards, and ACH.

smartRemit:
A fully integrated mobile platform dedicated to providing the most convenient, efficient, scalable and inexpensive global money transfer solution for your subscriber.

It allows customers to send funds person to person via multiple convenient ways; bank account deposits, pick-up at agent location, and home delivery. Users can send funds in one currency and have the beneficiary receive in another. Cash delivery options include:

•	Cash to cash
•	Cash to account
•	Door service
•	Mobile transfers

smartRemit is accessed via the smartWallet and provides users with 24/7 mobile money transfer remittance capabilities via the mobile web to initially 39 countries worldwide, with 50,000+ agent locations. We anticipate this reach to grow during the remainder of 2014 and early 2015 with money transfer capability to 150 countries with 170,000 payout agents and delivery to any bank accounts  in over 600 Banks worldwide.

smartCharge:
smartCharge enables real time prepaid mobile top-ups to any mobile phone and recharge transfers to over 250 partner mobile network operators in 90 countries, reaching 3.6 billion prepaid users. Subscribers can offer top-ups as a gift to any mobile phone globally.

smartBill:
smartBill allows users to pay bills to approximately 14,000 companies within the US, including utilities, mobile phone providers and other. A full list of the billers currently supported via smartBill is available on request or via the smartWallet application.

smartTel:
Through the integration with a billing system, users will be able to access their ‘my account’ features through the Mobetize smartTel application. This is where we will provide users the ability to access the Got Prepaid domestic top up solution.

smartCard:
Now with our agreement with DCR Strategies users will be able to request (during sign-up or at any time via the Mobetize app) a prepaid MasterCard or Visa card, which is linked to their smartWallet. Users will be able to move any cleared funds from their smartWallet on to the MasterCard, allowing them to make purchases both online and in retail locations, plus withdraw cash from ATMs and Green Dot affiliated locations across the US that includes Walmart, CVS, RiteAid, Walgreens and 7 Eleven Stores.

Users will be able to track the balance and see recent transactions via the Mobetize smartWallet and can easily move money back to the smartWallet via the Mobetize App. The smartCard MasterCard will have the same white-label branding as the smartWallet for a seamless user experience.

CRM and Reporting Tool:
Mobetize will also provide an online access to its CRM and reporting system.

The reporting system can be configured so that different levels within a customer’s team can see and access different levels of information, through user access rights and logons. The reporting tool provides real time data, at different levels of detail, allowing to track such metrics as:

•	Transactions $ values

•	Transaction volume-by type of transaction

•	Number of registered users

•	Number of active users

•	Geographic splits

•	Other KPIs as defined

The web based CRM tool, will allow staff to provide Tier 1 customer support for the smartWallet solutions. Through this web-tool, the staff will be able to access and update customer data such as:

•	User information (name, address, etc.)

•	User transaction history

•	User wallet balance

•	Issue refunds of balances in wallet

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

Latest Developments and Customers:

On September 3, 2014, we were selected by DCR Strategies Inc – TruCash., to be the core mobile wallet and mobile financial services (MFS) provider, which will be fully integrated to the TruCash prepaid card mobile application.

We have extended our existing partnership with DCR to offer Mobetize mobile financial services and products to the many millions of existing DCR prepaid card users in North America.

On September 8, 2014 we entered into an agreement with Impact Telecom, a global provider of voice, messaging, and data services, to offer the Mobetize mobile wallet platform to deliver international money transfer, mobile airtime top-up, and bill payments to Impact Telecom’s extensive customer base in the United States and Canada.

Impact Telecom customers—including Startec customers, Impact’s leading brand for international calling— will see these features available online and on their mobile devices in Q4 2014. U.S. and Canada currently remit over $100 billion annually, and most of that money is transferred utilizing traditional storefront methods. The Mobetize mobile wallet platform improves reach, convenience, and low cost to customers by digitizing these financial transactions via mobile devices.

We accelerate the migration of traditional e-commerce to mobile payment. Our smart solutions platform provides telecommunications operators and payment gateways unparalleled mobile functionality in bill management, payments, recharge, domestic money transfers, international remittances, point-of-sale functionality, and numerous other related technologies.

Our wallet platform—designed to enable telecommunications operators to increase customer retention, maximize average revenue per user, and minimize churn—provides the market’s smoothest and most cost-effective transition of existing e-commerce to mobile.

On October 27, 2014, we entered into an agreement with SurePay Payment Services, an emerging global payment solutions provider in UAE funded by the Royal Group UAE www.royalclubuae.ae. We will enable SurePay to provide mobile wallet services such as money transfer and airtime top-up funded via the payroll from expatriate workers living in the United Arab Emirates (UAE). This follows the previously-announced memorandum of understanding signed with iWire Consulting, SurePay's integration, development and technology partner.

With more than 8 million foreign residents from 140 different countries, the international money transfer remittance market is very large in the UAE. According to the UAE Government, over US$20 billion was remitted from the UAE during 2012 and other money transfer experts have stated remittances from UAE were nearly US$30 Billion for 2013. Many expatriate workers in the UAE and consumers need better information about their finances, and desire the ease and convenience of conducting financial transactions via a mobile device. Although these workers and consumers often have insufficient access to financial services, their access to mobile phones is widespread. According to Nielsen, there is 78 percent smartphone penetration in the UAE, which is one of the highest penetration rates in the MENAP region. In fact, 81 percent of mobile owners age 16-34 now own smartphones, and penetration is rising steadily among other age groups as well.

Our smartWallet platform will enable SurePay, on a white label basis, to offer a rich mobile wallet feature set and services to employers and their expatriate workers including features such as user registration, customized account settings, balance view, and stored payment methods. According to the terms of the three-year agreement, we will initially provide SurePay's users our smartWallet platform, smartRemit international money transfer service, and our smartCharge mobile phone airtime top-up/ recharge service. Additional services, including bill payments, POS payments, prepaid cards and other services will be added to the wallet. In exchange for our services, SurePay will pay us an integration fee and receive a variable fee per transaction based on volumes and types of financial service provided. Discussions on integration have begun with several leading banks in the UAE, with service expected to commence during the beginning of 2015.

RESULTS OF OPERATION

Operating Revenues, Operating Expenses and Net Loss

	US$		US$
	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$22,155	$31,035	$2,415	$28,206
Operating Expenses	776,205	301,669	381,720	162,871
Net Loss from Operations	(754,050)	(263,290)	(379,305)	(130,973)
Net Income/(Loss)	(1,048,179)	(263,290)	(511,028)	(130,973)

Our company generated $22,155 of revenue in the six months ended September 30, 2014 compared to revenues of $31,035 during the same period in 2013. All revenues are currently generated through m-commerce services provided in line with the contracts acquired by Mobetize from Alligato Inc. Our company expects to generate further revenue in the next 12 months as Mobile Money services are deployed.

Our operating expenses for the three and six months ended September 30, 2014 and 2013 are outlined in the following table:

	US$		US$
	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Advertising and promotion	$99,880	$9,291	$58,439	$9,291
Advertising-related party	2,638	9,801	-	4,800
Consulting	238,706	73,806	63,009	73,806
Consulting-related party	181,160	-	108,908
General and administrative	32,404	50,729	22,332	32,388
General and administrative-related party	56,620	6,755	28,130	6,755
Management fees-related party	100,250	87,000	56,000	5,080
Professional fees	50,446	49,487	30,801	30,751
Research and development	14,101	14,800	14,101	-
Total	$776,205	$301,669	$381,720	$162,871

For the six months ended September 30, 2014 operating costs were $776,205 compared with $301,669 for six months ended September 30, 2013. This increase was primarily attributed to increases in consulting fees of $346,060 (including $139,252 financing costs associated with our June 26 private placement), advertising and promotion costs of $83,426, general and administrative costs of $32,548, and management fees of $13,250.

During the six months ended September 30, 2014, our company recorded a net operating expenses of $776,205 compared with net loss of $301,669 for the six months ended September 30, 2013. During the six months ended September 30, 2014 our company accrued interest receivable of $nil (2013 - $19,525), earned interest income of $nil (2013 - $9,767), and incurred $nil (2013 - $2,423) of interest expense relating to debt balances.

Liquidity and Capital Resources

	US $
	September 30, 2014	March 31, 2014
Current Assets	$426,991	$274,612
Current Liabilities	159,162	134,018
Working Capital	$267,829	$140,594

As at September 30, 2014, our company’s cash balance was $273,354 and total assets were $1,773,975, compared to cash balance of $90,537 and total assets of $1,908,661 as at March 31, 2014. The increase in the cash balance was attributed to sales of equity for cash and the collection of accounts receivable. The increase in total assets was primarily due to our sales of equity for cash. This was partially offset by a reduction in the carrying value of our investment in Telupay International PLC of $(294,129).

As at September 30, 2014, our company had total liabilities of $159,162 compared with total liabilities of $134,018 as at March 31, 2014. The increase in total liabilities is attributed to an increase in account payable and accrued liabilities of $25,144.

As at September 30, 2014, our company has working capital of $267,829 compared with working capital of $140,594 at March 31, 2014 with the increase in the working capital attributed to the cash raised from sales of our equity for cash.

Cash Flows

	US$ Six Months Ended September 30,
	2014	2013
Cash flows used in Operating Activities	$(593,681)	$(96,897)
Cash flows used in Investing Activities	(7,124)	(84,959)
Cash flows provided by Financing Activities	783,622	641,081
Net Increase in Cash During Period	$182,817	$459,225

Cash flow used in Operating Activities

During the six months ended September 30, 2014, our company used $593,681 of cash for operating activities compared to the provision of $96,897 of cash for operating activities during the six months ended September 30, 2013.  The increase in the use of cash for operating activities was attributed to the fact that our company incurred more for general and administrative costs for the period for day-to-day activities, consulting, professional fees, and research and development.

Cash flow used in Investing Activities

During the six months ended September 30, 2014 our company used $7,124 of cash in investing activities compared to $84,959 in 2013. Cash used in investing activities during the six months ended September 30, 2014  was due to the purchase of computer equipment while cash used in investing activities during the same period in 2013 was due to investment in software development costs.

Cash flow from Financing Activities

During the six months ended September 30, 2014, our company received $783,622 of proceeds from financing activities compared to $641,081 during the six months ended September 30, 2013. The increase in proceeds from financing activities was due to our company receiving additional share subscriptions from a private placement.

SUBSEQUENT DEVELOPMENTS

Effective October 10, 2014, Chris Convey resigned as a Chief Operating Officer with our company. The resignation was not the result of any disagreements with our company regarding our operations, policies, practices, or otherwise.

Our board of directors now consists of Stephen Fowler, Ajay Hans and Malek Ladki.

During the period from November 1, 2014 to November 14, 2014 we raised $165,000 in capital proceeds for the issuance of 165,000 shares of our common stock through an ongoing private placement to be closed on December 12, 2014.

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

These financial statements included in this Quarterly Report for September 30, 2014 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2014, our company has an accumulated deficit   of $(2,000,518). The continuation of our company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from our company’s future operations. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

CRITITCAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in note 2 to our financial statements. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2014 and 2013, our company had no cash equivalents.

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

Revenue Recognition

Our company recognizes revenue from licensing fees through a non-related party. During the period ended September 30, 2014, our company derived all of its revenue from three customers acquired under the asset purchase from Alligato. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2014 the Company has an Other Comprehensive Loss of $294,129 (2013 – nil), which is due to the revaluation to Fair Market Value of the Company’s investment in Telupay International PLC.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of September 30, 2014.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended September 30, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 8, 2014 the Company issued 9,990 common shares in settlement of supplier liabilities valued at $12,087. These shares were issued under a category 2 exemption.

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

Dated: November 14, 2014	MOBETIZE CORP.

	By:	/s/ Stephen Fowler
Stephen Fowler, Chief Financial Officer

MOBETIZE CORP.

	By:	/s/ Ajay Hans
Ajay Hans, Chief Executive Officer