Form 10-Q
period 2014-12-31
MOBETIZE, CORP.
filed 2015-02-23
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: As of  February 20, 2015, there were 29,988,355 shares of the issuer's $0.001 par value common stock issued and outstanding.

MOBETIZE CORP.

MOBETIZE, CORP.
Consolidated Balance Sheets
December 31, 2014
(Unaudited)

	US $
	DECEMBER 31, 2014	MARCH 31, 2014

ASSETS
Current Assets:
Cash	$445,637	$90,537
Accounts receivable	101,717	78,973
Prepaid expenses	67,487	105,102
Total Current Assets	614,841	274,612

Computer equipment, net	6,976	-
Investments	267,984	1,634,049
TOTAL ASSETS	$889,801	$1,908,661

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$24,939	$19,082
Accounts payable - related party	39,367	61,831
Due to related party	53,105	53,105
Total Current Liabilities	117,411	134,018

TOTAL LIABILITIES	$117,411	$134,018

STOCKHOLDERS' EQUITY
Common stock, $0.001 Par Value: 525,000,000 authorized and 29,988,355 and 28,364,200 common shares issued and outstanding, respectively	$29,988	$28,364
Share subscriptions payable	12,444	-
Additional paid-in capital	4,438,929	2,992,747
Accumulated other comprehensive loss	(1,366,065)	-
Accumulated deficit	(2,342,906)	(1,246,468)
Total Stockholders' Equity	772,390	1,774,643
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$889,801	$1,908,661

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.
Consolidated Statements of Operations
For the three and nine months ended December 31, 2014 and 2013
(Unaudited)

	US$ THREE MONTHS ENDED DECEMBER 31,		US$ NINE MONTHS ENDED DECEMBER 31,
	2014	2013	2014	2013

OPERATING REVENUES
Revenues	$64,913	$41,804	$87,068	$72,839
Revenues-related party	7,126	-	7,126	-
Total operating revenues	72,039	41,804	94,194	72,839

OPERATING EXPENSES
Advertising and promotion	79,252	37,128	179,132	46,419
Advertising –related party	3,320	1,787	5,958	11,588
Consulting	77,207	65,174	315,913	138,980
Consulting-related party	20,695	-	201,855	-
General and administrative	59,139	77,069	91,543	127,798
G&A – related party	27,722	3,407	84,342	10,162
Management fees-related party	57,000	43,017	157,250	130,017
Professional fees	16,407	29,959	66,853	79,446
Research and development	73,685	-	87,786	14,800
Total operating expenses	414,427	257,541	1,190,632	559,210

NET LOSS FROM OPERATIONS	(342,388)	(215,737)	(1,096,438)	(486,371)

OTHER INCOME/(EXPENSE)
Interest income	-	-	-	9,777
Gain on disposal of note receivable	-	1,241,100	-	1,241,100
Interest expense	-	(1,233)	-	(3,656)
Total other income /(expense)	-	1,239,867	-	1,247,221

NET INCOME (LOSS)	$(342,388)	$1,024,130	$(1,096,438)	$760,850

NET INCOME (LOSS) PER SHARE
Basic	$(0.01)	$0.04	$(0.04)	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING

Basic	29,606,155	27,998,000	29,532,655	20,913,650

COMPREHENSIVE LOSS
Net income (loss)	$(342,388)	$1,024,130	$(1,096,438)	$760,850
Other comprehensive loss:
Unrealized loss on investments	(1,071,936)	-	(1,366,065)	-
Comprehensive income(loss):	$(1,414,324)	$1,024,130	$(2,462,503)	$760,850

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.
Consolidated Statements of Cash Flow
For the nine months ended December 31, 2014 and 2013
(Unaudited)

	US$ NINE MONTHS ENDED DECEMBER 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,096,438)	$760,850

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization expense	420	-
Shares issued for services	255,934	75,356
Gain on conversion of notes receivable	-	(1,241,100)
Interest receivable	-	(9,777)
Changes in assets and liabilities
Accounts receivable	(22,744)	(7,089)
Prepaid expenses	(31,691)	-
Accounts payables and accrued liabilities	5,857	27,564
Accounts payable - related party	(22,464)	96,513
Net cash used in operating activities	(911,126)	(297,683)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(7,396)	-
Software development costs	-	(138,747)
Net cash used in investing activities	(7,396)	(138,747)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of common stock	1,273,622	671,500
Proceeds from short-term loan	-	5,750
Proceeds from related party	-	55,753
Repayment to related party	-	(43,886)
Net cash provided by financing activities	1,273,622	689,117

NET INCREASE IN CASH	355,099	252,687
CASH - BEGINNING OF PERIOD	90,537	10,049
CASH - END OF PERIOD	$445,637	$262,736

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Tax expense	$-	$-

SUPPLEMENTAL NONCASH INFORMATION:
Shares issued for acquisition of software licence	$-	$1,400,000
Shares issued to settle debt	$-	$21,000
Non cash increase in prepaid expenses	$-	$187,500
Settlement of note receivable for investments	$-	$392,949

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Notes to the Consolidated Financial Statements
December 31, 2014
 (Unaudited)

1.	Nature of Operations and Continuance of Business

Mobetize, Corp. (the “Company”) was incorporated in the state of Nevada on February 23, 2012 under the name Slavia, Corp. The Company is a business whose planned principle operations are the delivery of Mobile Financial Services to telecoms companies and their users. The Company is currently finalizing the design and development of its smartWallet suite of products. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current technology before another company develops similar products.

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

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2014, the Company has an accumulated deficit of $2,342,906 and has accumulated other comprehensive losses of $1,366,065. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2014 and 2013, the Company had no cash equivalents.

e)	Accounts Receivable

The Company evaluates the collectability of accounts receivable based on the age of receivable balances and customer credit-worthiness. If the Company determines that financial conditions of its customers have deteriorated, an allowance for doubtful accounts may be made or the accounts receivable written off if all collection attempts have failed.

At December 31, 2014 33.6% of accounts receivable balance was due from Rentmoola, 5.4% from CPT Secure Inc., 4.0% from NBX Merchant Services Inc., 49.8% from SurePay Payment Services Provider LLC, and 7.2% from Alligato Inc.

At December 31, 2013 89.7% of accounts receivable balance was due from Rentmoola, 6.7% from CPT Secure Inc., and 3.6% from NBX Merchant Services Inc.

f)	Prepaid Expenses

The Company pays for some property related services in advance and recognizes these expenses as prepaid at the balance sheet date. Prepaid expenses are carried at fair value which is deemed to be the gross value of the pre-payment due to the short-term maturity of these payments. The Company does have  prepaid expenses that extend beyond one-year.

g)	Revenue Recognition

The Company recognizes revenue from licensing and professional fees to non-related parties. During the period ended December 31, 2014, the Company derived all of its revenue from two customers acquired under the asset purchase from Alligato, from an independent customer, and from Alligato itself through provision of consulting services. Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

h)	Investments

The Company classifies its equity investments in third parties as available for sale and recognizes the fair market value of these assets. As these investments are in public companies, the Company has used the market value at December 31, 2014 as a representation of fair market value.

i)	Research and Development Costs

The Company incurs research and development costs during the course of its operations. The costs are expensed except in cases where development costs meet certain identifiable criteria for capitalization. Capitalized development costs are amortized over the life of the related commercial production,

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

k)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2014, the Company has 1,562,205 (2013 –705,500) potentially dilutive shares.

l)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2014 the Company has accumulated other comprehensive loss of $1,366,065 (2013 – nil), which is due to the revaluation to Fair Market Value of the Company’s investment in Telupay International PLC.

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

The Company recognizes the holding of these shares as an investment available for sale and values it at the fair market value of the shares.

As Telupay is a public company on the OTC market, the shares are valued at the market price. At December 31, 2014 the Telupay quoted share price was $0.082 per share compared to $0.41 per share at September 30, 2014. As a result the Company revalued the asset to reflect this new share price and a loss of $1,071,936 was recorded to other comprehensive loss during the three month period ended December 31, 2014. Comprehensive loss for nine months ended December 31, 2014 is $2,462,504.

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

d)
During the three and nine months period ended December 31, 2014, the Company incurred $ 25,500 (2013 - $26,250) and $79,250 (2013 - $78,750) of management fees, $14,430 (2013 - $nil) and $55,641 (2013 - $1,500) of general and administrative expenses, and $3,321 (2013 - $nil) and $3,321 (2013 - $nil) of advertising expenses to the former President of the Company, currently serving as a Chief Financial Officer of the Company.

e)
During the three and nine months period ended December 31, 2014, the Company incurred $20,951 (2013-$nil) and $195,251 (2013 - $nil) of development & engineering fees, $nil (2013 - $nil) and $2,638 (2013- $nil) of advertising expenses, $1,559 (2013 - $nil) and $19,104 (2013- $nil) of general & administration expenses, and $1,350 (2013 - $nil) and $6,604 (2013 - $nil) of consulting expenses to a company controlled by the Chief Executive Officer of the Company.

f)
During the three and nine months period ended December 31, 2014, the Company generated $7,126 (2013 - $nil) and $7,126 (2013 - $nil) in revenues from a company controlled by the Chief Executive Officer of the Company.

g)
During the three and nine months period ended December 31, 2014, the Company incurred $30,000 (2013 - $16,767) and $78,000 (2013 - $40,767) of management fees, $3,286 (2013 - $3,407) and $9,331 (2013 - $10,162) of general and administrative expenses, and $nil (2013 - $2,507) and $357 (2013 - $11,588) of advertising expenses to a company controlled by the Chief Executive Officer of the Company.

h)
During the three and nine months period ended December 31, 2014, the Company incurred $2,742 (2013 - $nil) and $2,742 (2013 - $nil) of general and administrative expenses to the Chief Executive Officer of the Company.

i)
As at December 31, 2014, the Company owes $53,105 for advances from related parties and $12,199 for the accrual of management and other expenses (March 31, 2014 - $59,787 and $26,250 respectively) to the former President of the Company, currently serving as the Chief Financial Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

j)
As at December 31, 2014 the company owes $13,882 (March 31, 2014 - $22,899) to a Company controlled by the Chief Executive Officer of the Company for development expenses, advertising expenses and general and administration expenses incurred but unpaid during the period.

k)
As at December 31, 2014 the company owes $13,286 (March 31, 2014 - $6,000) to a Company controlled by the Chief Executive Officer of the Company for management fees and other expenses incurred but unpaid during the period.

6.	Common Stock

a)
On August 1, 2013 the Company entered into agreement with a supplier to provide consultancy services in exchange for prepaid shares. During the nine months period ending December 31, 2014 the value of services received and expensed from prepaid stock compensation was $69,306.

b)
On April 4, 2014 the Company issued 1,334 common shares in exchange for services in the amount of $1,800. The shares issued were valued at $1,800 based on the quoted closing price of the Company’s common stock on the date of settlement.

c)
On June 25, 2014 the Company closed a private placement under which it sold 1,122,831 investment units for proceeds of $783,623, net of financing fees of $58,500 paid in cash. Each investment unit consisted of one common share of the Company’s stock and one half-warrant. The warrants are exercisable at $1.00 per share and are valid for two years from issue. 133,000 financing warrants were issued on the same terms as those in the investment units. The financing warrants were valued at $80,752 using the Black Scholes method, which included the dividend yield of nil, risk-free interest rate of 0.47%, expected volatility of 111.0%, and expected term of 2 years. The full value of financing warrants was expensed to stock based compensation.

d)
On August 18, 2014 the Company entered into agreement with a supplier to provide consultancy services in exchange for shares. During the nine months period ending December 31, 2014 the value of services received was $10,500. At December 31, 2014, $10,500 in share subscriptions payable was due for consultancy services.

e)
On September 1, 2014 the Company issued 250,000 share options for consulting services with a three year term, expiring on August 31, 2017. The options were valued at $201,150 using the Black Scholes method, which included the dividend yield or nil, risk-free interest rate of 0.99%, expected volatility of 111.0%, and expected term of 3 years. The options vest monthly in equal installments. There were no options exercised since the date of issue. Stock based compensation expense recorded during nine months period ending December 31, 2014 was $46,097.

f)
On September 8, 2014 the Company issued 9,990 common shares in exchange for services in the amount of $12,087. The shares issued were valued at $12,087 based on the quoted closing price of the Company’s common stock on the date of settlement.

g)
At December 15, 2014, the Company entered into agreement with an Advisor to provide advisory board services in exchange for shares. During the nine months period ending December 31, 2014 the value of services received was $1,944. At December 31, 2014, $1,944 in share subscriptions payable was due for advisory board services.

h)
On December 11, 2014 the Company closed a private placement under which it sold 490,000 investment units for proceeds of $490,000. Each investment unit consisted of one common share of our company’s stock and one half-warrant. The warrants are exercisable at $1.25 per share and are valid for three years from issue. No financing fees were payable in cash associated with this private placement. 60,000 financing warrants were issued on the same terms as those in the investment units. The financing warrants were valued at $33,448 using the Black Scholes method, which included the dividend yield of nil, risk-free interest rate of 1.10%, expected volatility of 96.4%, and expected term of 3 years. The full value of financing warrants was expensed to stock based compensation.

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price (US$)

Balance, March 31 2013	–	–

Issued, September 3, 2013	500,000	0.50

Balance, March 31, 2014	500,000	0.50

Issued, June 25, 2014	694,414	1.00

Balance, September 30, 2014	1,194,414	0.79
Issued, December 11, 2014	305,000	1.25

Balance, December 31, 2014	1,499,414	0.88

As of December 31, 2014, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price (US$)	Expiry date

500,000	0.50	September 2, 2015
694,414	1.00	June 24, 2016
305,000	1.25	December 10, 2017

1,499,414

8.	Share Options

The following table summarizes the continuity of share purchase options:

	Number of options	Weighted average exercise price (US$)

Balance, March 31, 2013	–	–

Issued, November 30, 2013	5,500	1.00

Balance, March 31, 2014	5,500	1.00

Issued in Period	250,000	1.25

Balance, September 30, 2014	255,500	1.24
Issued in Period	-	-
Balance, December 31, 2014	255,500	1.24

As at December 31, 2014, the following share purchase options were outstanding:

Number of options outstanding	Exercise price (US$)	Expiry date

5,500	1.00	November 26, 2014
250,000	1.25	August 31, 2017

255,500

9.	Concentration of Risk

During the three and nine months period ending December 31, 2014, revenues generated were $72,039 and  $94,194 compared to revenues of $41,804 and $72,839 during the same period in 2013. Revenues are currently generated through m-commerce services provided in line with the contracts acquired by Mobetize from Alligato Inc. and revenues generated through consulting services provided to Alligato Inc. and an independent customer.

During the three months ended December 31, 2014, 21.1% (2013 - 6.1%) of revenues were generated from NBX Merchant Services Inc., 52.5% (2013 – nil) from SurePay Payment Services Provider LLC, 26.4% (2013 – nil) from Alligato Inc., nil (2013 – 88.4%) from Rentmoola, and nil (2013 – 5.5%) from CPT Secure Inc.

During the nine months ended December 31, 2014, 19.8% (2013 – 92.2%) of revenues were generated from Rentmoola, nil (2013 - 3.7%) from CPT Secure Inc., 9.8% (2013 – 4.1%) from NBX Merchant Services Inc., 62.8% (2013 – nil) from SurePay Payment Services Provider LLC, and 7.6% (2013 – nil) from Alligato Inc.

10.	Subsequent Events

There were no subsequent events following December 31, 2014 quarter end.

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

On September 16, 2013, our company issued 315,000 common shares to Source Capital Group, Inc., a US investment-banking firm, as part of an on-going consulting agreement with our company. Additionally, on October 7, 2013 the Company issued 1,050,000 shares in a private placement at $0.50 per share for gross funds of $525,000.

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

On April 4, 2014 our company issued 1,334 common shares in exchange for services valued at $1,800.

On June 25, 2014 our company closed a private placement under which it sold 1,122,831 investment units for gross proceeds of $842,123. Each investment unit consisted of one common share of our company’s stock and one half-warrant. The warrants are exercisable at $1.00 per share and are valid for two years from issue. $58,500 financing fees were paid in cash associated with this private placement and 133,000 financing warrants were issued on the same terms as those in the investment units.

On September 1, 2014 the Company issued 250,000 share options for consulting services with a three year term, expiring on August 31, 2017. The options vest monthly in equal installments.

On September 8, 2014 the Company issued 9,990 common shares in exchange for services valued at $12,087.

At December 31, 2014 the Company owes $12,444 in share subscriptions payable for consultancy services.

On December 11, 2014 the Company closed a private placement under which it sold 490,000 investment units for net proceeds of $490,000. Each investment unit consisted of one common share of our company’s stock and one half-warrant. The warrants are exercisable at $1.25 per share and are valid for three years from issue. No financing fees are payable in cash associated with this private placement. 60,000 financing warrants were issued on the same terms as those in the investment units.

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

The smartWallet is the core of our mobile financial services offerings and allows users to load funds in to their mobile wallet and access global services such as prepaid top-ups for themselves or for gifts for family members, Person 2 Person money transfers, international money transfer remittances, bill payments and bill management, with other financial services being added.

Users can load funds in to their smartWallet from their bank account (ACH or real time ACH), via credit or prepaid debit card and by Q2 2015 by electronic remote check deposit, plus cashing and cash load at Green Dot affiliated locations across the US.

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

smartRemit is accessed via the smartWallet and provides users with 24/7 mobile money transfer remittance capabilities via the mobile web to initially 39 countries worldwide, with 50,000+ agent locations. We anticipate this reach to grow during the remainder of 2015 with money transfer capability to 150 countries with 170,000 payout agents and delivery to any bank accounts in over 600 Banks worldwide.

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

Our mobile commerce solution has the advantages of;
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

mPay
mPay is designed to transform the in-store customer experience using the most convenient device for payment- their mobile device.  mPay accelerates a merchant’s customer’s shopping process by turning their smartphones into a self-checkout device.  The customer’s mobile device is the ubiquitous point of access to converge data and metrics of online and retail shopping from both ecommerce and in-store technologies. The mPay solution allows consumers to engage and transact with merchants in-store and complete a self-checkout process. mPay is designed to transform the in-store customer experience using the most convenient device for payment- their mobile device.

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

On September 8, 2014 we entered into an agreement with Impact Telecom, a global provider of voice, messaging, and data services, to offer the Mobetize mobile wallet platform to deliver international money transfer, mobile airtime top-up, and bill payments to Impact Telecom¡¦s extensive customer base in the United States and Canada.

Impact Telecom customers—including Startec customers, Impact’s leading brand for international calling— will see these features available online and on their mobile devices in Q1 2015. U.S. and Canada currently remit over $100 billion annually, and most of that money is transferred utilizing traditional storefront methods. The Mobetize mobile wallet platform improves reach, convenience, and low cost to customers by digitizing these financial transactions via mobile devices.

We accelerate the migration of traditional e-commerce to mobile payment. Our smart solutions platform provides telecommunications operators and payment gateways unparalleled mobile functionality in bill management, payments, recharge, domestic money transfers, international remittances, point-of-sale functionality, and numerous other related technologies.

Our wallet platform—designed to enable telecommunications operators to increase customer retention, maximize average revenue per user, and minimize churn—provides the market's smoothest and most cost-effective transition of existing e-commerce to mobile.

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

Our smartWallet platform will enable SurePay, on a white label basis, to offer a rich mobile wallet feature set and services to employers and their expatriate workers including features such as user registration, customized account settings, balance view, and stored payment methods. According to the terms of the three-year agreement, we will initially provide SurePay's users our smartWallet platform, smartRemit international money transfer service, and our smartCharge mobile phone airtime top-up/ recharge service. Additional services, including bill payments, POS payments, prepaid cards and other services will be added to the wallet. In exchange for our services, SurePay will pay us an integration fee and receive a variable fee per transaction based on volumes and types of financial service provided. Discussions on integration have begun with several leading banks in the UAE, with service expected to commence in 2015.

We have now completed the production version of Mobile Web application 1.0.  This consists of smartCard, Paypal, bank ACH and credit card processing as cash-in options.  Cash-out options include smartCharge, smartBill, person-to-person transfers, and smartCard for ATM withdrawals and POS purchases. The CRM, reporting, and incident management tools have also been completed while the desktop version and Representation State Transfer (REST) APIs with all of the above features are planned to be completed by March 31, 2015.

We are now on the discovery phase for version 2.0 roll-out.  This release will cover REST APIs, Mobile Web, Desktop Web, CRM, and reporting tools as well as native applications for iOS and Android.

On December 22, 2014 Mr. Kenneth F Douglas joined Mobetize Corp. as a strategic advisor to assist the Company's expansion of mobile financial services, partnerships, and M&A in North America and Europe.

Mr. Douglas is currently a Senior VP Business and Partnership Development in SEQR USA, Inc. He is responsible for building the US operations for SEQR USA, Inc. (www.seqr.com), a subsidiary of Seamless Distribution AB (www.seamless.se) based in Stockholm Sweden, a global mobile payment company providing prepaid top-up and mobile payments in 30 countries with over 3.1 billion transactions annually.

Mr. Douglas speaks regularly as an Industry Leader for Pacific Crest Securities MOSAIC group as an SME (Subject Matter Expert) for the payment industry, payments, emerging/alternative payments, mobile payments and technology.

Previously, Mr. Douglas served as Executive VP Partnerships and Alliances at Zipmark, Executive VP Partnerships and Alliances at Adility (acquired by inComm), Executive VP of Social Gaming and Commerce at Twitpay (acquired by Acculynk), and VP and General Manager of Merchant Services at Revolution Money (acquired by American Express) where he was responsible for building the RevolutionCard Network(TM) with over 700,000 accepting merchants and 300,000 card holders/members.

Currently, Mr. Douglas sits on the Advisory Board for a number of fintech companies in multiple stages of growth -- ShelfBucks, ShopMyNeighborhood(TM), EyeBuyTV, OrderIt, RedCritter, BRANDedTray, and Zipmark.

RESULTS OF OPERATION

Operating Revenues, Operating Expenses and Net Loss

	US$		US$
	Nine Months Ended December 31,		Three Months Ended December 31,
	2014	2013	2014	2013
Revenues	$94,194	$72,839	$72,039	$41,804
Operating expenses	1,190,632	559,210	414,427	257,541
Net income/(loss) from operations	(1,096,438)	(486,371)	(342,388)	(215,737)
Net income/(loss)	(1,096,438)	760,850	(342,388)	1,024,130

During the three and nine months period ending December 31, 2014, revenues generated were $72,039 and  $94,194 compared to revenues of $41,804 and $72,839 during the same period in 2013. Revenues are currently generated through m-commerce services provided in line with the contracts acquired by Mobetize from Alligato Inc. and revenues generated through consulting services provided to Alligato Inc. and an independent customer.

During the three months ended December 31, 2014, 21.1% (2013 - 6.1%) of revenues were generated from NBX Merchant Services Inc., 52.5% (2013 – nil) from SurePay Payment Services Provider LLC, 26.4% (2013 – nil) from Alligato Inc., nil (2013 – 88.4%) from Rentmoola, and nil (2013 – 5.5%) from CPT Secure Inc.

During the nine months ended December 31, 2014, 19.8% (2013 – 92.2%) of revenues were generated from Rentmoola, nil (2013 - 3.7%) from CPT Secure Inc., 9.8% (2013 – 4.1%) from NBX Merchant Services Inc., 62.8% (2013 – nil) from SurePay Payment Services Provider LLC, and 7.6% (2013 – nil) from Alligato Inc.

Our operating expenses for the three and nine months ended December 31, 2014 and 2013 are outlined in the following table:

	US$		US$
	Nine Months Ended December 31,		Three Months Ended December 31,
	2014	2013	2014	2013
Advertising and promotion	$179,132	$46,419	$79,252	$37,128
Advertising-related party	5,958	11,588	3,320	1,787
Consulting	315,913	138,980	77,207	65,174
Consulting-related party	201,855	-	20,695	-
General and administrative	91,543	127,798	59,139	77,069
General and administrative-related party	84,342	10,162	27,722	3,407
Management fees-related party	157,250	130,017	57,000	43,017
Professional fees	66,853	79,446	16,407	29,959
Research and development	87,786	14,800	73,685	-
Total	$1,190,632	$559,210	$414,427	$257,541

For the nine months ended December 31, 2014 operating costs were $1,190,632 compared with $559,210 for nine months ended December 31, 2013. This increase was primarily attributed to increases in advertising and promotion costs of $132,713, consulting fees of $176,933 (including $139,252 financing costs associated with our June 26 private placement and $33,448 financing costs associated with our December 11 private placement), general and administrative costs of $74,180, management fees of $27,233, and research and development costs of $72,986.

During the nine months ended December 31, 2014, our company recorded a net loss of $1,096,438, which was due to overall increase in operating expenses as the Company unfolded its operations compared with net income of $760,850 for the nine months ended December 31, 2013, resulting from gain on disposal of note receivable and partially offset by operating expenses. During the nine months ended December 31, 2014 our company accrued interest receivable of $nil (2013 - $nil), earned interest income of $nil (2013 - $9,777), and incurred $nil (2013 - $3,656) of interest expense relating to debt balances.

Liquidity and Capital Resources

	US $
	December 31, 2014	March 31, 2014
Current Assets	$614,841	$274,612
Current Liabilities	117,411	134,018
Working Capital	$497,430	$140,594

As at December 31, 2014, our company’s cash balance was $445,637 and total assets were $889,801, compared to cash balance of $90,537 and total assets of $1,908,661 as at March 31, 2014. The increase in the cash balance was attributed to sales of equity for cash and the collection of accounts receivable. The decrease in total assets was due to a reduction in the carrying value of our investment in Telupay International PLC of $(1,366,065).

As at December 31, 2014, our company had total liabilities of $117,411 compared with total liabilities of $134,018 as at March 31, 2014. The decrease in total liabilities is attributed to more timely payments of vendor balances.

As at December 31, 2014, our company has working capital of $497,130 compared with working capital of $140,594 at March 31, 2014 with the increase in the working capital attributed to the cash raised from sales of our equity for cash.

Cash Flows

	US$
	Nine Months Ended December 31,
	2014	2013
Cash flows used in operating activities	$(911,126)	$(297,683)
Cash flows used in investing activities	(7,396)	(138,747)
Cash flows provided by financing activities	1,273,622	689,117
Net Increase in Cash During Period	$355,100	$252,687

Cash flow used in Operating Activities

During the nine months ended December 31, 2014, our company used $911,126 of cash for operating activities compared to the provision of $297,683 of cash for operating activities during the nine months ended December 31, 2013.  The increase in the use of cash for operating activities was attributed to the fact that our company incurred more for general and administrative costs for the period for day-to-day activities, consulting, professional fees, and research and development.

Cash flow used in Investing Activities

During the nine months ended December 31, 2014 our company used $7,396 of cash in investing activities compared to $138,747 in 2013. Cash used in investing activities during the nine months ended December 31, 2014 was due to purchase of computer equipment while cash used in investing activities during the same period in 2013 was due to investment in software development costs.

Cash flow from Financing Activities

During the nine months ended December 31, 2014, our company received $1,273,622 of proceeds from financing activities compared to $689,117 during the nine months ended December 31, 2013. The increase in proceeds from financing activities was due to our company receiving additional share subscriptions from a private placement.

SUBSEQUENT DEVELOPMENTS

There were no subsequent events following December 31, 2014 quarter end.

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

These financial statements included in this Quarterly Report for December 31, 2014 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2014, our company has an accumulated deficit of $2,342,906 and has accumulated other comprehensive losses of $1,366,065. The continuation of our company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from our company’s future operations. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2014 and 2013, our company had no cash equivalents.

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

Revenue Recognition

Our company recognizes revenue from licensing fees through a non-related party. During the period ended December 31, 2014, our company derived its revenue from two customers acquired under the asset purchase from Alligato, from an independent customer, and from Alligato itself through provision of consulting services. Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2014 the Company has an Other Comprehensive Loss of $1,366,065 (2013 – nil), which is due to the revaluation to Fair Market Value of the Company’s investment in Telupay International PLC.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2014.

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

Dated: February 23, 2015	MOBETIZE CORP.
By: /s/ Stephen Fowler
Stephen Fowler, Chief Financial Officer

MOBETIZE CORP.
By: /s/ Ajay Hans
Ajay Hans, Chief Executive Officer