Form 10-K
period 2015-03-31
MOBETIZE, CORP.
filed 2015-06-30
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

The aggregate market value of the shares of common stock outstanding other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant's common stock on March 31, 2015 was $5,874,333.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:  As at March 31, 2015, there were 30,185,505 shares of the issuer's $0.001 par value common stock issued and outstanding

Item 1.    Business

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

Our original business was to provide service to international students who want to study in Canada. We did not generate any revenues and our principal business activities consisted of creating a business plan and entering into a Referral Agreement dated May 7, 2012 with Novy Mir, Ltd., an independent contractor who was to refer international students to us.

Our business plan was to help international students enroll in appropriate universities, institutes, colleges or schools in Canada. We also had planned to help students obtain student visas and find accommodations in the cities of study. Our service was to start from preliminary consultation and would end when the client is enrolled to the program, entered to the destination country, and accommodated at desired place.

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

Further, effective August 13, 2013, in accordance with approval from the Financial Industry Regulatory Authority (“FINRA”), our company changed its name from “Slavia, Corp.” to “Mobetize Corp.”.  The name change and forward split became effective with the Over-the-Counter Bulletin Board at the opening of trading on August 14, 2013 under the symbol SAVID”.  On October 1, 2013 our stock symbol changed from “SAVID” to “MPAY” to better reflect the new name of our company.

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

On December 15, 2013 our company issued 15,000 common shares for prepaid marketing services with a fair value of $19,500. As of March 31, 2015 the full amount of these services have been amortized.

On December 31, 2013 our company issued 1,200 common shares in payment of consultancy services received with a fair market value of $1,500.

On March 14, 2014 our company issued 200,000 common shares at a conversion price of $0.20 a share upon conversion of the outstanding notes payable to equity.

On March 26, 2014 our company entered in to a debt for equity settlement agreement with the President of our company. Under the terms of this agreement, our company settled debts of $112,500 owed to the President of our company in return for the issuance of 150,000 common shares. This transaction was valued at the prevailing market price of $1.35 per share, so our company incurred an interest charge of $90,000 as a result of this transaction.

On April 4, 2014 our company issued 1,334 common shares in settlement of a supplier liability valued at $1,800.

On June 25, 2014 the Company closed a private placement under which it sold 1,122,831 investment units for proceeds of $783,623, net of financing fees of $58,500 paid in cash. Each investment unit consisted of one common share of the Company’s stock and one half-warrant. The warrants are exercisable at $1.00 per share and were initially valid for two years from the date of issue. 133,000 financing warrants were issued on the same terms as those in the investment units. The financing warrants were valued at $80,752 using the Black Scholes method, which included the dividend yield of nil, risk-free interest rate of 0.47%, expected volatility of 111.0%, and expected term of 4 years. The full value of financing warrants was expensed to stock based compensation.

On March 17, 2015, the term of both the financing and investment unit warrants was extended from 2 to 4 years. No additional compensation expense relating to the 133,000 financing warrants was recorded as a result of the term extension.

On August 18, 2014 the Company entered into agreement with a supplier to provide consultancy services in exchange for shares. During the twelve months period ending March 31, 2015 the value of services received was $10,500 resulting in 8,537 shares issued to the supplier.

On September 8, 2014 the Company issued 9,990 common shares in exchange for services in the amount of $12,087.

On December 11, 2014 the Company closed a private placement under which it sold 490,000 investment units for proceeds of $490,000. Each investment unit consisted of one common share of the Company’s stock and one half-warrant. The warrants are exercisable at $1.25 per share and were initially valid for three years from the date of issue. No financing fees were payable in cash associated with this private placement. 60,000 financing warrants were issued on the same terms as those in the investment units. The financing warrants were valued at $33,448 using the Black Scholes method, which included the dividend yield of nil, risk-free interest rate of 1.10%, expected volatility of 96.4%, and expected term of 3 years. The full value of financing warrants was expensed to stock based compensation.

On March 17, 2015, the term of both the financing and investment unit warrants was extended from 3 to 4 years. No additional compensation expense relating to the 60,000 financing warrants was recorded as a result of the term extension.

On December 15, 2014, the Company entered into agreement with an Advisor to provide advisory board services in exchange for shares. During the twelve months period ending March 31, 2015 the value of services received was $11,303. At March 31, 2015, $11,303 in share subscriptions payable was due for advisory board services.

On March 4, 2015, the Company issued 25,280 shares at a conversion price of $0.20 per share to convert interest payable on notes payable to equity.

On March 17, 2015, the Company repriced 490,000 investment units from December 11, 2014 private placement from $1.00 per unit to $0.75 per unit resulting in additional 163,333 investment units issued to the private placement shareholders. Each investment unit consisted of one common share of the Company’s stock and one half-warrant. The warrants are exercisable at $1.25 per share and are valid for four years from the date of issue.

At March 31, 2015, the Company owed $3,000 in share subscriptions payable for consulting services provided.

Business Overview

Our original business was to provide service to international students who want to study in Canada. We did not generate any revenues and our principal business activities consisted of creating a business plan.  Our business plan was to help international students enrol in appropriate universities, institutes, colleges or schools in Canada. We also had planned to help students obtain student visas and find accommodations in the cities of study. Our service was to start from preliminary consultation and would end when the client is enrolled to the program, entered to the destination country, and accommodated at desired place.

Unfortunately, we were not able to raise sufficient capital to fund our business development and consequently our management began considering alternative strategies, such as business combinations or acquisitions to create value for our shareholders.

As such, we purchased all or substantially all of the business assets of Mobetize Inc. on September 4, 2013 and our new business offers us to become a leading online and mobile commerce platform provider for telecom operators, payment service providers, and banks. Initially, we are focussed on providing solutions to telcos in North America that allow them to quickly and easily offer a full suite of Mobile Financial Services (“MFS”) to their customers. Our unique ‘freemium’ business model removes the cost barriers for telcos to adopt MFS and positions us at the leading edge of this exciting market development. Our integrated platform is an innovative product tailored to implement bill management, payments, airtime recharge, domestic money transfers, international remittances, and various other Mobile Financial Services technologies all on a mobile device.

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

smartWallet:

Our smartWallet solution is provided via mobile web and web OS Apple and Android app to the desktop, iPad, or mobile phone of our users.

The smartWallet is the core of our mobile financial services offerings and allows users to load funds in to their mobile wallet and access global services such as prepaid top-ups for themselves or for gifts for family members, Person 2 Person money transfers, international money transfer remittances, bill payments and bill management, with other financial services being added.

Users can load funds in to their smartWallet from their bank account (ACH or real time ACH), via credit or prepaid debit card, by electronic remote check deposit, and cash load at Green Dot affiliated locations across the US.

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

smartRemit:

A fully integrated mobile platform dedicated to providing the most convenient, efficient, scalable, and inexpensive global money transfer solution for your subscriber.

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

smartTel:

Through the integration with a billing system, users can access their ‘my account’ features through the Mobetize smartTel application.

smartCard:

Now with our agreement with DCR Strategies users are able to request (during sign-up or at any time via the Mobetize app) a prepaid MasterCard or Visa card, which is linked to their smartWallet. Users can move any cleared funds from their smartWallet on to the MasterCard, allowing them to make purchases both online and in retail locations, plus withdraw cash from ATMs and Green Dot affiliated locations across the US that includes Walmart, CVS, RiteAid, Walgreens, and 7 Eleven Stores.

Users can track the balance and see recent transactions via the Mobetize smartWallet and can easily move money back to the smartWallet via the Mobetize App. The smartCard MasterCard has the same white-label branding as the smartWallet for a seamless user experience.

CRM and Reporting Tool:

Mobetize also provides an online access to its CRM and reporting system.

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

The web based CRM tool allows staff to provide Tier 1 customer support for the smartWallet solutions. Through this web-tool the staff can access and update customer data such as:

•	User information (name, address, etc.)
•	User transaction history
•	User wallet balance
•	Issue refunds of balances in wallet

Latest Developments and Customers:

On September 3, 2014, we were selected by DCR Strategies Inc. – TruCash to be the core mobile wallet and mobile financial services (MFS) provider, which has been fully integrated to the TruCash prepaid card mobile application.

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

We have now completed the production version of Mobile Web application 1.0.  This consists of smartCard, Paypal, bank ACH and credit card processing as cash-in options.  Cash-out options include smartCharge, smartBill, smartcard card-to-card transfers, and smartCard for ATM withdrawals and POS purchases. The CRM, reporting, and incident management tools have also been completed.

We will be releasing version 2.0 of our platform on July 15, 2015.  This release will cover smartRemit, additional reporting tools, and multi-language support. Subsequent release anticipated to take place in August 2015 will include desktop application while native applications for iOS and Android will be released in the fall of 2015.

On December 22, 2014 Mr. Kenneth F Douglas joined Mobetize Corp. as a strategic advisor to assist the Company's expansion of mobile financial services, partnerships, and M&A in North America and Europe.

Mr. Douglas is currently a Senior VP Business and Partnership Development in SEQR USA, Inc. He is responsible for building the US operations for SEQR USA, Inc., (www.seqr.com) a subsidiary of Seamless Distribution AB (www.seamless.se) based in Stockholm Sweden, a global mobile payment company providing prepaid top-up and mobile payments in 30 countries with over 3.1 billion transactions annually.

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

On March 26, 2015, Cost Master Communications, a global call center solutions provider to the telecom industry selected us for its global Payroll Card Solution. This solution is now available for immediate roll out to Cost Master and their employees. This is an extension of the existing program that Mobetize recently launched with Visa and Mastercard branded Prepaid Cards, Debit Cards, Loyalty Products, Payroll and Government Solutions.

On April 20, 2015, CostMaster Communications successfully completed its first payroll using the Mobetize Global Payroll Card Solution. This solution is now deployed by CostMaster to their employees. Our Payroll Card Solution is available for other employers in North America and Canada that have similar needs to CostMaster or have significant underbanked employees that require the Payroll card to access online and ATM services that are combined with Mobetize mobile wallet. Employees can quickly monitor their transactions and use additional financial services, like bill payment, prepaid airtime recharge, domestic and international money transfer conveniently via their mobile device.

On April 29, 2015, we entered into an agreement with TruConnect, who is one of the nation's fastest growing providers of no-contract wireless voice, text and data service, allowing hundreds of thousands of TruConnect's customers to utilize alternative financial services (AFS) via their mobile devices.

TruConnect customers can now use the TruConnect branded app from Mobetize with their capable mobile devices and fund their accounts at no charge with direct deposit paychecks, government checks or any other type of checks. Customers can also fund their accounts using PayPal, bank ACH or credit/debit cards. Customers can pay bills, add airtime and transfer money directly from their mobile devices and smart phones on a "freemium" basis combined with a prepaid MasterCard. In addition, Mobetize will be supplying all TruConnect independent agents with a mobile solution to have earned commissions directly deposited to each agents TruConnect smartWallet. TruConnect customers are set to go live on July 15, 2015.

According to FDIC there are nearly 70 million adults in the US paying on average service and NSF fees of $70 per month for alternative and banked financial services. With Mobetize connecting users to these financial services digitally, not only do the users save time with the mobile convenience but importantly users can reduce their current monthly retail financial fees by over 75%.

We now enable mobile and telecom operators to offer an alternative low cost money remittance service. Mobetize has completed its contracts, technology integrations, and compliance globally to incorporate the international remittance solutions and our networks with other financial services to be offered by existing and new telecom distribution partners. This offering is a key driver for our telecom operator partners to launch mobile money solutions and mobile wallets for their millions of current subscribers.

We simplify the digital money transfer process for telecom customers in the US and Canada who regularly send money to their family members in places like Mexico, Philippines, and India. Telecom subscribers can now easily transfer funds securely via proven Money Remittance networks that operate in 150 countries, using 170,000 agent locations and connections with more than 600 banks to deliver funds.

Our vision is to be the go-to solution for telecom operators for mobile money services via its unique financial services aggregation platform. Unlike most Money Transmitter Operators and financial service providers, the Mobetize team has a unique mix of telecom billing, payments and financial services experts. Mobetize allows its telecom operators to brand the service and pick and choose the financial services they want to offer to their customer base. The mobile money solution can be launched to customers through (APIs) application program interface, or as a stand-alone system.

The remittance market is an enormous business within Financial Services. The World Bank estimates that by 2016 over $700 Billion will be sent overseas by family and friends and about $100 Billion is now sent just from the U.S. and Canada annually. The core focus of Mobetize has been to ensure it has the technology, compliance and geographic footprint to enable the cash payout capabilities needed. Mobetize is now well positioned to offer their network to the telecom operators and messaging apps like Facebook (Whatsapp), Skype and others who are uniquely positioned to participate in leveraging this lucrative and disruptive technology model.

Markets and Market Penetration

Market Size

According to the World Bank, with 215 million people living outside their country of origin, migrants would form the 5th largest country.  Additionally, the global mobile transaction market is expected to be $617 billion with 448 million users by 2016.

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

Statistics on the global remittance market by country:

Top 10 Send Countries US Billion Dollars:                Top 10 Receiving Countries US Billion Dollars:

Market Segments and Competitive Landscape

We are subject to all the typical global remittance market barriers to entry which include:

•	Infrastructure;
•	Regulations;
•	Licenses;
•	Security;
•	Liquidity of the agents;
•	Multi-currency settlement; and
•	Cash in & cash out networks.

Security and compliance are first and foremost. The customers are ensured the safe handling of cardholder information at every step of the way. What makes our technology a highly reliable and secure platform is that it is supported by the PCI Data Security Standard. The PCI Security Standards Council offers this comprehensive standard to ensure the highest security during card data process. The context includes prevention, detection, and appropriate reaction to security incidents.

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

Amount Spent on Research and Development During the Last Two Fiscal Years

Our company has spent $327,057 and $267,209 on research and development activities during the years ended March 31, 2015 and 2014 respectively. This work has been to build and enhance the Mobetize core platform which will allow us to offer smartWallet services to telcos as well as other services as previously outlined.

Employees and Employment Agreements

Other than our independent contractors and directors, we now have 7 full time employees as of March 31, 2015.

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

We have yet to establish any history of profitable operations and, as of March 31, 2015 we have an accumulated deficit of $4,255,516. We have not yet generated significant recurring revenues and may not do so in the near future.  Our profitability will require the successful commercialization and sales of our products and planned products. We may not be able to successfully achieve any of these requirements or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended March 31, 2015 with respect to our ability to continue as a going concern. As discussed in Note 1 to the financial statements attached in section 8, we have generated operating losses since inception, and our cash resources may be insufficient to meet planned business objectives, which together raises doubt about our ability to continue as a going concern.

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

We are governed by three people, Stephen Fowler, Malek Ladki and Ajay Hans, which may lead to faulty corporate governance.

We have only three people, Stephen Fowler, Malek Ladki and Ajay Hans, serving as Directors who make all the decisions regarding corporate governance and they also have full control over matters that require Board of Directors approval.  This includes their respective (executive) compensations, accounting overview, related party transactions and so on. This may introduce conflicts of interest and prevent the segregation of executive duties from those that require Board of Directors approval. This may lead to ineffective disclosure and accounting controls.  Noncompliance with laws and regulations may result in fines and penalties. They will have the ability to take any action as they review themselves and approve them.  They will exercise control over all matters requiring shareholder approval including significant corporate transactions. We have been implementing various corporate governance measures and controls, however, we have not adopted any independent committees.  Presently Malek Ladki is the only independent Director on the Board.

Stephen Fowler and Ajay Hans are also Executive Officers of our company and as such, between themselves they also control the executive functions of our company.

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

There is also Asia Pacific Economic Cooperation (“APEC”) that was established in 1989 with the vision of achieving stability, security and prosperity for the region through free and open trade and investment. APEC has an Electronic Commerce Steering Group as well as working on common privacy regulations throughout the APEC region.

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

If we are listed on the Over-the-Counter Market QB quotation system, our common stock is subject to “penny stock” rules, which could negatively impact our liquidity and our shareholders’ ability to sell their shares.

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

Our business incurs increased costs and compliance risks as a result of being a public company.

As a public company, we incur significant legal, accounting, and other expenses that Priveco did not incur as a private company prior to the private placement financing and asset purchase and sale.

We incur costs associated with our public company reporting requirements. We also incur costs associated with corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as the rules implemented by the SEC and FINRA.  These rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly. Like many smaller public companies, we face significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

These rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.

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

Item 2.                    Properties

Our principal executive office is located at 8150 Birch Bay Square Street, Suite 205, Blaine WA 98230. Our telephone number is (206) 347-4515. We pay rent of approximately $30 per month for the use of this space.

Our principal operating office is located at 1150-510 Burrard Street, Vancouver, BC V6C 3A8. Our telephone number is (778) 588-5563. We pay rent of $4,900 for the use of this space.

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

OTC MARKETS QB1)
Quarter Ended	High	Low
March 31, 2015	$0.98	$0.51
December 31, 2014	$1.30	$0.83
September 30, 2014	$1.34	$1.05
June 30, 2014	$1.35	$1.05
March 31, 2014	$1.50	$1.15
December 31, 2013	$1.85	$1.00
September 30, 2013	n/a	n/a

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not represent actual transactions.

As March 31, 2015, we have 50 shareholders of record. As of such date, 30,185,505 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

On June 25, 2014 our company closed a private placement under which it sold 1,122,831 investment units for gross proceeds of approximately $842,123. Each investment unit consisted of one common share of our company’s stock and one half-warrant. The warrants are exercisable at $1.00 per share and are valid for four years from the date of issue. $58,500 financing fees were paid in cash associated with this private placement and 133,000 financing warrants were issued on the same terms as those in the investment units. US resident subscribers in this placement fall under category 2, 3 and 8 exemptions. Canadian resident subscribers to this placement fall under category 1 (j) and (k) exemptions.

On December 11, 2014 the Company closed a private placement under which it sold 490,000 investment units for proceeds of $490,000. Each investment unit consisted of one common share of our company’s stock and one half-warrant. The warrants are exercisable at $1.25 per share and are valid for four years from issue. No financing fees were paid in cash associated with this private placement. 60,000 financing warrants were issued on the same terms as those in the investment units. US resident subscribers in this placement fall under category 2, 3 and 8 exemptions. Canadian resident subscribers to this placement fall under category 1 (j) and (k) exemptions.

Equity Compensation Plans

On January 27, 2014, our directors approved the adoption of our 2014 Stock Option Plan which permits our company to grant up to 3,000,000 options to acquire shares of common stock, to directors, officers, employees, and consultants of our company. We do not have in effect any other compensation plans under which our equity securities are authorized for issuance.

Awards under our 2014 Stock Option Plan will vest as determined by our board of directors and as established in stock option agreements to be entered into between our company and each participant receiving an award.

Convertible Securities

As of March 31, 2015, we have 57,291 stock options outstanding. The stock options have an exercise price of $1.25 per share, were issued in September 1, 2014 and will expire on August 31, 2017.

As of March 31, 2015 we have 1,581,084 share purchase warrants outstanding. 500,000 share purchase warrants were issued on September 3, 2013 with an exercise price of $0.50 per share and expire on September 2, 2015. 694,414 share purchase warrants were issued on June 25, 2014 with an exercise price of $1.00 per share and expire on June 24, 2018. 305,000 share purchase warrants were issued on December 11, 2014 with an exercise price of $1.25 and expire on December 10, 2018. 81,670 share purchase warrants were issued on March 17, 2015 with an exercise price of $1.25 and expire on December 10, 2018.

The share purchase warrants have exercise price of $0.50 per share for the shares were issued in September 03, 2013, $1.00 per share for the shares that were issued in June 25, 2014 and $1.25 per share for the shares that were issued in December 11, 2014 and the expire dates are September 3, 2015, June 25, 2018 and December 11, 2018 accordingly.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no shares of common stock or other securities issued to or purchased by our company or affiliated purchasers during the year ended March 31, 2015.

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

We are considered a development stage company.  Our auditors have issued a going concern opinion on the financial statements for the year ended March 31, 2015.

RESULTS OF OPERATION

Operating Revenues, Operating Expenses and Net Loss

	US$ Year Ended March 31,
	2015	2014
Revenues	$101,835	$196,567
Operating Expenses	1,607,330	2,403,686
Net Loss from Operations	(1,505,495)	(2,207,119)
Net Income/(Loss)	(3,009,018)	(1,049,899)

Our company generated $101,835 of revenue in the year ended March 31, 2015 compared to revenues of $196,567 during the same period in 2014. Revenues were generated through m-commerce services provided in line with the contracts acquired by Mobetize from Alligato Inc. and revenues generated through consulting services provided to Alligato Inc. as well as an independent customer. Our company expects to generate further revenue in the next 12 months as Mobile Money services are deployed.

Our operating expenses for the twelve month periods ended March 31, 2015 and 2014 are outlined in the table below:

	US$ Year Ended March 31,
	2015	2014
Advertising and promotion	$185,137	$81,229
Advertising – Related Party	-	14,386
Consulting	438,193	190,069
Consulting – Related Party	229,641	-
General and administrative	333,339	123,243
G&A – Related Party	5,527	50,028
Management fees – Related Party	222,382	174,267
Professional fees	95,695	132,228
Research and development	97,416	14,800
Impairment Loss	-	1,623,436
Total	1,607,330	2,403,686

For the year ended March 31, 2015 operating costs were $1,607,330 compared with $2,403,686 for year ended March 31, 2014. Excluding the one off impairment loss incurred in fiscal year ended 2014, operating costs for the year ended March 31, 2015 were $1,607,330 compared with $780,250 in the prior year. This increase was primarily attributed to increases in advertising and promotion costs of $103,908, consulting fees of $248,124, general and administrative costs of $210,096 and research and development fees of $82,616. Related party transactions for both consulting and management fees have increased $229,641 and 48,115 accordingly in fiscal year ended 2015 as well.

During the year ended March 31, 2015, the company recorded a net loss of $3,009,018 compared with net loss of $1,049,899 for the year ended March 31, 2014. During the year ended March 31, 2015 the company recorded interest income of $nil (2014 - $9,777), gain on conversion of notes receivable of $nil (2014 - $1,241,000), unrealized loss on investment of $1,241,100 (2014 - $nil), loss on sale of investment of $262,423 (2014 - $nil), and interest expense of $nil (2014 - $93,657).

Liquidity and Capital Resources

	US $
	March 31, 2015	March 31, 2014
Current Assets	$390,544	$274,582
Current Liabilities	110,110	134,018
Working Capital	280,434	140,564

As at March 31, 2015, our company’s cash balance was $312,899 and total assets were $404,150, compared to cash balance of $90,507 and total assets of $1,908,631 as at March 31, 2014. The increase in the cash balance was due to equity funding raised during June and December 2014 private placements. The decrease in total assets was primarily attributed to the revaluation and full liquidation of equity investment in Telupay International Inc. as of March 31, 2015.

As at March 31, 2015, our company had total liabilities of $163,215 compared with total liabilities of $134,018 as at March 31, 2014. The increase in total liabilities is attributed to an increase in accounts payable and accrued liabilities of $18,218, as well as an increase in accounts payable and accrued liabilities – related party of $10,979.

As at March 31, 2015, our company had working capital of $280,434 compared with working capital of $140,564 as at March 31, 2014. The increase in the working capital is mostly attributed to the increase in cash of $115,962.

Cash Flows

	US$ Year Ended March 31,
	2015	2014
Cash flows used in Operating Activities	$(1,164,772)	$(495,268)
Cash flows provided by (used in) Investing Activities	115,867	(177,027)
Cash flows provided by Financing Activities	1,273,623	752,753
Effect of exchange rate changes on cash	(2,326)	-
Net Increase in Cash During Period	222,392	90,507

Cash flows from Operating Activities

During the year ended March 31, 2015, our company used $1,164,772 of cash for operating activities compared to $495,268 of cash used for operating activities during the year ended March 31, 2014.  The increase in the use of cash for operating activities was attributed to the fact that our company incurred more in general and administrative costs for day-to-day activities, consulting and professional fees, as well as research and development expenses.

Cash flows from Investing Activities

During the year ended March 31, 2015, our company generated $115,867 of cash from investing activities compared to cash of $177,027 used in the year ended March 31, 2014.  The difference is due to $130,526 cash inflows generated from sale of our investment in Telupay International Inc. partially offset by the cash outflows of $14,659 relating to purchase of computer equipment and office furniture.

Cash flows from Financing Activities

During the year ended March 31, 2015, our company generated $1,273,623 of cash from financing activities compared to $752,753 of cash during the year ended March 31, 2014. The increase is due to our company raising more equity funds in the current year compared to the prior year.

Subsequent Developments

Subsequent to March 31, 2015 there were 184,500 warrants exercised at $0.50 per warrant share for total cash proceeds of $92,250.

Also, subsequent to March 31, 2015, $40,760 and $35,545 was loaned to the Company by the Chief Executive Officer and Chief Financial Officer respectively.

There were no other subsequent events.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. We expect working capital requirements to increase in line with the growth of our business.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2015 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

There is significant doubt about our ability to continue as a going concern.

These financial statements included in this Annual Report for March 31, 2015 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2015, our company has an accumulated deficit of $4,255,516. The continuation of our company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from our company’s future operations. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

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

Revenue Recognition

The Company recognizes revenue from licensing and professional fees. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

Investments

The Company classifies its equity investment in third parties as held for investment and recognizes the fair market value of these assets. As these investments are in public companies, the Company used the market value at March 31, 2015 and March 31, 2014 as a representation of fair market value.

Research and Development Costs

The Company incurs research and development costs during the course of its operations. The costs are expensed except in cases where development costs meet certain identifiable criteria for capitalization. Capitalized development costs are amortized over the life of the related commercial production.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of consolidated comprehensive loss over the requisite service period.

Options granted to consultants are valued at the fair value of the equity instruments issued, or the fair value of the services received, whichever is more reliably measureable.

Income Taxes

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

The Company’s policy is to recognize penalties and interest, if any, related to uncertain tax positions as general and administrative expense.

Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2015, the Company has 1,638,375 (2014 –505,500) potentially dilutive shares.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2015 the Company has accumulated other comprehensive loss of $2,326 (2014 – nil), which is due to the translation of the Company subsidiary’s financial statements to US dollars.

Financial Instruments/Concentrations

Financial instruments consist principally of cash, accounts receivable, accounts payable, and due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates and current market rates for similar instruments. The Company is exposed to credit risk through its cash and accounts receivable, but mitigates this risk by keeping deposits at major financial institutions and advancing credit only to bona fide creditworthy entities. The maximum amount of credit risk is equal to the carrying amount.

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Foreign Currency

The functional and reporting currency of the Company and its subsidiary, Mobetize USA Inc. is the United States Dollar. The functional currency of the Company’s international subsidiary, Mobetize Canada Inc., is the local currency, which is Canadian dollar. The Company translates the financial statements of this subsidiary to U.S. dollars in accordance with ASC 740, Foreign Currency Translation Matters using month-end rates of exchange for assets and liabilities, and average rates for the annual period are derived from daily spot rates for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Recent Accounting Pronouncements

In June 2014, ASU guidance was issued to resolve the diversity of practice relating to the accounting for stock based performance awards that the performance target could be achieved after the employee completes the required service period. The update is effective prospectively or retrospectively for annual reporting periods beginning December 15, 2015. The adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Accordingly, we have elected to adopt ADU No. 2014-10.

In May 2014, ASU guidance was issued related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods and is to be retrospectively applied. Early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

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

Item 8.                    Financial Statements and Supplementary Data

See following pages.

Report of Independent Registered
Public Accounting Firm
Grant Thornton LLP Suite 1600, Grant Thornton Place 333 Seymour Street Vancouver, BC V6B 0A4
T (604) 687-2711 F (604) 685-6569 www.GrantThornton.ca
To the Board of Directors and Stockholders of
Mobetize Corp.

We have audited the accompanying consolidated balance sheet of Mobetize Corp. (a Nevada corporation) and subsidiaries (collectively, the “Company”) as of March 31, 2015 and the related consolidated statements of loss and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobetize Corp. and subsidiaries as of March 31, 2015 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of operating losses, along with other matters as set forth in Note 1 under Nature of Operations and Continuance of Business, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 under Nature of Operations and Continuance of Business. The consolidated financial statements do not include any adjustments that might results from the outcome of this uncertainty.

Vancouver, Canada
June 29, 2015

MOBETIZE CORP.
Consolidated Balance Sheets
For the years ended March 31, 2015 and 2014

ASSETS
	US $
	MARCH 31, 2015	MARCH 31, 2014
Current Assets:
Cash	$312,899	$90,507
Accounts receivable	6,534	78,973
Accounts receivable – related party (Note 6)	14,687	-
Prepaid expenses and deposits	56,424	105,102
Total Current Assets	390,544	274,582

Property and equipment (Note 4)	13,606	-
Investment (Note 5)	-	1,634,049
TOTAL ASSETS	$404,150	$1,908,631

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$37,300	$19,082
Accounts payable and accrued liabilities - related party (Note 6)	72,810	61,831
Due to related party (Note 6)	-	53,105
Total Current Liabilities	110,110	134,018

Due to related party (Note 6)	53,105	-
TOTAL LIABILITIES	$163,215	$134,018

Commitments and Contingencies (Note 13)

STOCKHOLDERS' EQUITY
Common stock, $0.001 Par Value: 525,000,000 authorized and 30,185,505 and 28,364,200 common shares issued and outstanding, respectively (Note 7)	30,186	28,364
Share subscriptions payable	14,303	-
Additional paid-in capital	4,454,288	2,992,747
Accumulated other comprehensive loss (Note 5)	(2,326)	-
Accumulated deficit	(4,255,516)	(1,246,498)
Total Stockholders' Equity	240,935	1,774,613
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$404,150	$1,908,631

Subsequent Events (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.
Consolidated Statements of Loss and Comprehensive Loss

	US$ YEAR ENDED MARCH 31,
	2015	2014	2013
OPERATING REVENUES
Revenues	$88,442	$196,567	$-
Revenues-related party	13,393	-	-
Total Revenue	101,835	196,567	-

OPERATING EXPENSES
Advertising and promotion	185,137	81,229	-
Advertising –related party	-	14,386	-
Consulting	438,193	190,069	-
Consulting –related party	229,641	-	-
General and administrative	333,339	123,243	33,896
General and administrative – related party	5,527	50,028	-
Management fees - related party	222,382	174,267	126,100
Professional fees	95,695	132,228	44,951
Research and development	97,416	14,800	-
Impairment Loss	-	1,623,436	-
Total Operating Expenses	1,607,330	2,403,686	204,947

NET LOSS FROM OPERATIONS	(1,505,495)	(2,207,119)	(204,947)

OTHER INCOME/(EXPENSE)
Interest income	-	9,777	9,748
Gain on conversion of notes receivable	-	1,241,100	-
Loss on sale of investment (Note 5)	(1,503,523)	-	(1,400)
Interest expense	-	(93,657)	-
Total other income /(expense)	(1,503,523)	1,157,220	8,348

NET LOSS	$(3,009,018)	$(1,049,899)	$(196,599)
NET LOSS PER SHARE
Basic and diluted	$(0.10)	$(0.04)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	29,997,256	24,271,360	17,030,000

COMPREHENSIVE LOSS
Net income (loss)	$(3,009,018)	$(1,049,899)	$(196,599)
Other comprehensive loss:
Cumulative translation adjustment	(2,326)	-	-
Comprehensive income(loss)	$(3,011,344)	$(1,049,899)	$(196,599)

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.
Consolidated Statements of Stockholders Equity
For the years ended March 31, 2015, 2014, and 2013
	Common Shares		Additional Paid-In Capital	Warrants	Share Subscriptions Payable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number	Value
Balance - March 31, 2012	11,500,000	11,500	-	-	-	(13,708)	-	(2,208)
Acquisition of notes receivable	3,638,000	3,638	361,286	-	-	-	-	364,924
Settlement of management fees	665,000	665	65,835	-	-	-	-	66,500
Acquisition of license	1,200,000	1,200	28,800	-	-	-	-	30,000
Net loss for the year	-	-	-	-	-	(182,891)	-	(182,891)

Balance - March 31, 2013	17,003,000	17,003	455,921	-	-	(196,599)	-	276,325

Acquisition of IP	4,000,000	4,000	1,396,000	-	-	-	-	1,400,000
Sale of 1,000,000 shares at $0.25/share	796,000	796	198,204	-	-	-	-	199,000
Debt Settlement	84,000	84	20,916	-	-	-	-	21,000
RTO with Mobetize Corp.	4,630,000	4,630	(4,630)	-	-	-	-	-
Sale of 1,050,000 shares at $0.50/share, net of finder fees $52,500	1,050,000	1,050	471,450	-	-	-		472,500
Conversion of notes payable	200,000	200	39,800	-	-	-	-	40,000
Debt/Equity Conversion	150,000	150	202,350	-	-	-	-	202,500
Shares issued for consultancy services received	451,200	451	208,049	-	-	-	-	208,500
Share Options issued for consultancy services received	-	-	4,687	-	-	-	-	4,687
Net loss for the year	-	-	-	-	-	(1,049,899)	-	(1,049,899)

Balance - March 31, 2014	28,364,200	$28,364	$2,992,747	$-	$-	$(1,246,498)	$-	1,774,613

MOBETIZE CORP.
Consolidated Statements of Stockholders Equity-continued
For the years ended March 31, 2015, 2014, and 2013

	Common Shares		Additional Paid-In Capital	Warrants	Share Subscriptions Payable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number	Value

Shares issued for consultancy services (Note 7a)	19,861	20	24,367	-	-	-	-	24,387
Sale of 1,122,831 shares at $0.75/share net of $58,500 financing fees (Note 7b)	1,122,831	1,123	631,841	150,659	-	-	-	783,623
Sale of 490,000 shares at $1.00/share (Note 7c)	490,000	490	377,058	112,452	-	-	-	490,000
Shares issued due to repricing of December 2014 private placement from $1.00/share to $0.75/share (Note 7c)	163,333	163	(163)	-	-	-	-	-
Valuation of financing warrants (Notes 7b and 7c)	-	-	114,200	-	-	-	-	114,200
Valuation of options issued for consultancy services received	-	-	46,097	-	-	-	-	46,097
Stock payable for consultancy services received (Note 7d)	-	-	-	-	14,303	-	-	14,303
Conversion of interest payable	25,280	26	5,030	-	-	-	-	5,056
Net loss for the year	-	-	-	-	-	(3,009,018)	-	(3,009,018)
Other comprehensive loss	-	-	-	-	-	-	(2,326)	(2,326)

Balance - March 31, 2015	30,185,505	$30,186	$4,191,177	$263,111	$14,303	$(4,255,516)	$(2,326)	$240,935

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.
Consolidated Statements of Cash Flow

	US$ YEAR ENDED MARCH 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,009,018)	$(1,049,899)	$(182,891)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	1,052	-	-
Loss on sale of investment	1,503,523	-	-
Shares issued for services	289,771	108,085	66,500
Gain on conversion of notes receivable	-	(1,241,100)	-
Loss on impairment of software IP and licenses	-	1,623,436	-
Interest receivable	-	(9,777)	(9,748)
Interest settled in shares	5,056	90,000	-
Changes in assets and liabilities
Accounts receivable	72,439	(78,973)	-
Accounts receivable-related party	(14,687)	-	-
Prepaid expenses and deposits	(42,105)	-	-
Accounts payable and accrued expenses	18,218	16,629	2,092
Accounts payable and accrued expenses - related party	10,979	46,331	-
Net cash used in operating activities	(1,164,772)	(495,268)	(124,047)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(14,659)	-	-
Software development costs	-	(177,027)	(9,895)
Proceeds from sale of investment	130,526	-	-
Net cash provided by (used in) investing activities	115,867	(177,027)	(9,895)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from common stock issued and issuable	1,273,623	671,500	-
Proceeds from issuance of convertible debentures	-	-	40,000
Proceeds from related party	-	135,597	103,991
Repayments to related party	-	(54,344)	-
Net cash provided by financing activities	1,273,623	752,753	143,991

Effect of exchange rate changes on cash	(2,326)	-	-
NET INCREASE IN CASH	222,392	80,458	10,049
CASH - BEGINNING OF PERIOD	90,507	10,049	-
CASH - END OF PERIOD	$312,899	$90,507	$10,049

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-	$-
Tax expense	$-	$-	$-

SUPPLEMENTAL NONCASH INFORMATION:
Shares issued for acquisition of software licence	$-	$1,400,000	$30,000
Shares issued for services	$289,771	$108,085	$66,500
Shares issued to settle debt	$5,056	$133,500	$-
Non cash increase in prepaid expenses	$-	$187,500	$-
Shares issued for acquisition of notes receivable	$-	$-	$317,720
Share options issues to settle debt	$-	$4,686	$-
Non cash acquisition of shares held for investment	$-	$1,634,049	$-

MOBETIZE CORP.
 Notes to the Conslidated Financial Statements
March 31, 2015, 2014, and 2013

1.      Nature of Operations and Continuance of Business

Mobetize, Corp. (the “Company”) was incorporated in the state of Nevada on February 23, 2012 under the name Slavia, Corp. The Company is a development stage company that plans to offer mobile banking technologies and service.

On September 4, 2013, the Company entered into a purchase and sale agreement with Mobetize, Inc. (“Mobetize”), a private corporation formed under the state of Nevada on March 14, 2012.  Under the terms of the agreement, the Company acquired the net assets of Mobetize in exchange for 22,003,000 common shares of the Company.  After the close of the share exchange agreement, there were 26,633,000 common shares outstanding and the former shareholders of Mobetize controlled approximately 84% of the total issued and outstanding common shares of the Company including 500,000 common shares held by the President and Director of Mobetize, which were acquired in a private transaction prior to the share exchange agreement.

Going Concern
These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2015, the Company has an accumulated deficit of $(4,255,516) and a history of net losses and cash used in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.      Summary of Significant Accounting Policies

a)	Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s fiscal year end is March 31.

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

f)	Prepaid Expenses

The Company pays for some services in advance and recognizes these expenses as prepaid at the balance sheet date. Prepaid expenses are carried at fair value which is deemed to be the gross value of the pre-payment due to the short-term maturity of these payments. If certain prepaid expenses extend beyond one-year, those are classified as non-current assets.

g)	Revenue Recognition

The Company recognizes revenue from licensing and professional fees. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

h)	Investments

The Company classifies its equity investment in third parties as held for investment and recognizes the fair market value of these assets. As these investments are in public companies, the Company used the market value at March 31, 2015 and March 31, 2014 as a representation of fair market value.

i)	Property and Equipment

Property and equipment is accounted for at cost less accumulated amortization and includes computer equipment and office furniture. Amortization is computed using the straight-line method over the estimated useful lives of the assets, which are five years.

j)	Research and Development Costs

The Company incurs research and development costs during the course of its operations. The costs are expensed except in cases where development costs meet certain identifiable criteria for capitalization. Capitalized development costs are amortized over the life of the related commercial production.

k)	Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of consolidated comprehensive loss over the requisite service period.

Options granted to consultants are valued at the fair value of the equity instruments issued, or the fair value of the services received, whichever is more reliably measureable.

l)	Income Taxes

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

The Company’s policy is to recognize penalties and interest, if any, related to uncertain tax positions as general and administrative expense.

m)	Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2015, the Company has 1,638,375 (2014 –505,500) potentially dilutive shares.

n)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2015 the Company has accumulated other comprehensive loss of $2,326 (2014 – nil), which is due to the translation of the Company subsidiary’s financial statements to US dollars.

o)	Financial Instruments/Concentrations

Financial instruments consist principally of cash, accounts receivable, accounts payable, and due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates and current market rates for similar instruments. The Company is exposed to credit risk through its cash and accounts receivable, but mitigates this risk by keeping deposits at major financial institutions and advancing credit only to bona fide creditworthy entities. The maximum amount of credit risk is equal to the carrying amount.

p)	Fair Value Measurement

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

q)	Foreign Currency

The functional and reporting currency of the Company and its subsidiary, Mobetize USA Inc. is the United States Dollar. The functional currency of the Company’s international subsidiary, Mobetize Canada Inc., is the local currency, which is Canadian dollar. The Company translates the financial statements of this subsidiary to U.S. dollars in accordance with ASC 740, Foreign Currency Translation Matters using month-end rates of exchange for assets and liabilities, and average rates for the annual period are derived from daily spot rates for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

r)	Recent Accounting Pronouncements

In June 2014, ASU guidance was issued to resolve the diversity of practice relating to the accounting for stock based performance awards that the performance target could be achieved after the employee completes the required service period. The update is effective prospectively or retrospectively for annual reporting periods beginning December 15, 2015. The adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Accordingly, we have elected to adopt ADU No. 2014-10.

In May 2014, ASU guidance was issued related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods and is to be retrospectively applied. Early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

3.     Share Exchange Agreement between Mobetize Corp. and Mobetize Inc.

On September 4, 2013, the Company entered into a purchase and sale agreement with Mobetize Inc. and the shareholders of all of the issued and outstanding common shares of Mobetize Inc.

Pursuant to the agreement, the Company acquired the net assets of Mobetize Inc. in exchange for 22,003,000 common shares of the Company. Following the close of the share exchange agreement, there were 26,633,000 common shares outstanding, of which the former shareholders of Mobetize Inc. controlled approximately 22,503,000 common shares, or 84% of the total issued and outstanding common shares of the Company, resulting in a change of control. The 22,503,000 common shares held by former shareholders of Mobetize Inc. were comprised of 22,003,000 common shares from the share exchange agreement and 500,000 common shares held by the President and Director of Mobetize Inc., which were acquired in a private transaction prior to the share exchange agreement.

The transaction was accounted for as a reverse recapitalization transaction, as the Company qualified as a non-operating public shell company given the fact that the Company held nominal net monetary assets, consisting primarily of cash at the time of merger transaction. As Mobetize Inc. is deemed to be the purchaser for accounting purposes under recapitalization accounting, these financial statements are presented as a continuation of Mobetize Inc. The equity of Mobetize Inc. is presented as the equity of the combined company and the capital stock account of Mobetize Inc. is adjusted to reflect the part value of the outstanding and issued common stock of the legal acquirer (the Company) after giving effect to the number of shares issued in the purchase and sale agreement.  Shares retained by the Company are reflected as issuance as of the acquisition date for the historical amount of the net assets of the acquired entity, which in this case is zero.

4.      Property and Equipment

Property and equipment, net consisted of the following:

	March 31, 2015	March 31, 2014
Computer equipment	$13,428	$-
Furniture	1,231	-
Total	14,659	-
Less: Accumulated amortization	1,053	-
Property and equipment, net	$13,606	$-

5.      Investment

On December 24, 2013 the Company completed a debt for equity swap transaction, through which it converted the notes receivable and accrued interest it held from Telupay International Inc. (“Telupay”) into 3,268,097 common shares in Telupay. As a result of this transaction, the Company owned approximately 2.02% of the outstanding share capital of Telupay.

The Company recognizes the holding of these shares as an investment available for sale and values it at the fair market value of the shares. As Telupay is a public company on the OTC market, the shares are valued at the market price. During the twelve month period ending March 31, 2015 the Company fully liquidated 3,268,097 common shares of Telupay for $130,527 in cash proceeds, realizing a loss on sale of investment of $1,503,523.

6.      Related Party Transactions

a)
During the period ended March 31, 2015, the Company incurred $114,382 (2014 - $105,000) of management fees and $nil (2014 - $1,500) of rent to the former President of the Company, currently serving as a Chief Financial Officer of the Company.

b)
During the period ended March 31, 2015, the Company incurred $148,458 (2014 - $267,209) of development & engineering fees, $nil (2014 - $14,386) of advertising expenses and $5,527 (2014 - $15,132) of general & administration expenses to a company controlled by the Chief Executive Officer of the Company.

c)	During the period ended March 31, 2015, the Company incurred $108,000 (2014 - $60,000) of management fees to a company controlled by the Chief Executive Officer of the Company.

d)	During the period ended March 31, 2015, the Company incurred $nil (2014 - $10,500) of management fees to a company controlled by a Director of the Company.

e)
As at March 31, 2015, the Company owes $53,105 (March 31, 2014-$53,105) for advances from related parties, $3,350 (March 31, 2014 - $nil) for reimbursement of general and administrative expenses, $32,882 for the accrual of management fees (March 31, 2014 - $59,787), and $nil for rent (March 31, 2014 - $26,250) to the former President of the Company, currently serving as the Chief Financial Officer of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

f)
As at March 31, 2015 the Company owes $26,577 (2014 - $22,899) to a company controlled by the Chief Executive Officer of the Company for development and general and administration expenses incurred but unpaid during the period.

g)	As at March 31, 2015 the Company owes $10,000 (2014 - $6,000) to a company controlled by the Chief Executive Officer of the Company for management fees incurred but unpaid during the period.

h)	As at March 31, 2015 the Company is owed $14,687 (March 31, 2014 - $nil) by the company controlled by the Chief Executive Officer of the Company for consulting services provided.

7.      Common Stock

a)
On April 4, 2014 the Company issued 1,334 common shares in exchange for services in the amount of $1,800 pursuant to the agreement entered into on October 1, 2013. The shares issued were valued at $1,800 based on the quoted closing price of the Company’s common stock on the date of settlement.

On September 8, 2014 the Company issued 1,240 common shares in exchange for services in the amount of $1,500 pursuant to the agreement entered into on October 1, 2013. The shares issued were valued at $1,500 based on the quoted closing price of the Company’s common stock on the date of settlement.

On September 8, 2014 the Company issued 8,750 common shares in exchange for services in the amount of $10,587 pursuant to the agreement entered into on November 13, 2013. The shares issued were valued at $10,587 based on the quoted closing price of the Company’s common stock on the date of settlement.

On August 18, 2014 the Company entered into agreement with a supplier to provide consultancy services in exchange for shares. During the twelve months period ending March 31, 2015 the value of services received was $10,500 resulting in 8,537 shares issued to the supplier.

b)
On June 25, 2014 the Company closed a private placement under which it sold 1,122,831 investment units for proceeds of $783,623, net of financing fees of $58,500 paid in cash. Each investment unit consisted of one common share of the Company’s stock and one half-warrant. The warrants are exercisable at $1.00 per share and were initially valid for two years from the date of issue. 133,000 financing warrants were issued on the same terms as those in the investment units. The financing warrants were valued at $80,752 using the Black Scholes method, which included the dividend yield of nil, risk-free interest rate of 0.47%, expected volatility of 111.0%, and expected term of 2 years. The full value of financing warrants was expensed to stock based compensation.

On March 17, 2015, the term of both the financing and investment unit warrants was extended from 2 to 4 years. No additional compensation expense relating to the 133,000 financing warrants was recorded as a result of the term extension

c)
On December 11, 2014 the Company closed a private placement under which it sold 490,000 investment units for proceeds of $490,000. Each investment unit consisted of one common share of the Company’s stock and one half-warrant. The warrants are exercisable at $1.25 per share and were initially valid for three years from the date of issue. No financing fees were payable in cash associated with this private placement. 60,000 financing warrants were issued on the same terms as those in the investment units. The financing warrants were valued at $33,448 using the Black Scholes method, which included the dividend yield of nil, risk-free interest rate of 1.10%, expected volatility of 96.4%, and expected term of 3 years. The full value of financing warrants was expensed to stock based compensation.

On March 17, 2015, the term of both the financing and investment unit warrants was extended from 3 to 4 years. No additional compensation expense relating to the 60,000 financing warrants was recorded as a result of the term extension.

On March 17, 2015, the Company repriced 490,000 investment units from December 11, 2014 private placement from $1.00 per unit to $0.75 per unit resulting in additional 163,333 investment units issued to the private placement shareholders. Each investment unit consisted of one common share of the Company’s stock and one half-warrant. The warrants are exercisable at $1.25 per share and are valid for four years from the date of issue.

d)
On December 15, 2014, the Company entered into agreement with an Advisor to provide advisory board services in exchange for shares. During the twelve months period ending March 31, 2015 the value of services received was $11,303. At March 31, 2015, $11,303 in share subscriptions payable was due for advisory board services.

At March 31, 2015, the Company owed $3,000 in share subscriptions payable for consulting services provided.

e)	On March 4, 2015, the Company issued 25,280 shares at a conversion price of $0.20 per share to convert interest payable on notes payable in the amount of $5,056 to equity.

f)
On August 1, 2013 the Company entered into agreement with a supplier to provide consultancy services in exchange for 315,000 prepaid shares valued at $0.50 per share. During the twelve months period ending March 31, 2014 the value of services received and expensed from prepaid stock compensation was $85,909.

8.      Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price (US$)
Balance, March 31 2013	–	–
Issued, September 3, 2013	500,000	0.50
Balance, March 31, 2014	500,000	0.50
Issued, June 25, 2014	694,414	1.00
Balance, September 30, 2014	1,194,414	0.79
Issued, December 11, 2014	305,000	1.25
Balance, December 31, 2014	1,499,414	0.88
Issued, March 17, 2015	81,670	1.25
Balance, March 31, 2015	1,581,084	0.90

As at March 31, 2015, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price (US$)	Expiry date
500,000	0.50	September 2, 2015
694,414	1.00	June 24, 2018
386,670	1.25	December 10, 2018
1,581,084

9.    Share Options

The following table summarizes the continuity of share purchase options:

	Number of options	Weighted average exercise price (US$)
Balance, March 31, 2013	–	–
Issued, November 30, 2013	5,500	1.00
Balance, March 31, 2014	5,500	1.00
Issued in Period	250,000	1.25
Balance, September 30, 2014	255,500	1.24
Issued in Period	-	-
Expired in Period	(5,500)	1.00
Balance, December 31, 2014	250,000	1.25
Issued in Period	-	-
Cancelled in Period	(192,709)	1.25
Balance, March 31, 2015	57,291	1.25

As at March 31, 2015, the following share purchase options were outstanding:

Number of options outstanding	Exercise price (US$)	Expiry date
57,291	1.25	August 31, 2017

On September 1, 2014 the Company issued 250,000 share options for consulting services with a three year term, expiring on August 31, 2017. The options vested monthly in equal installments and were valued at $201,150 using the Black Scholes method, which included the dividend yield or nil, risk-free interest rate of 0.99%, expected volatility of 111.0%, and expected term of 3 years. At March 31, 2015 192,709 options were cancelled as a result of the termination of consulting services while 57,291 options were vested and outstanding.

There were no options exercised since the date of issue. Stock based compensation expense recorded during the twelve month period ending March 31, 2015 was $46,097.

10.	Income Taxes

At March 31, 2015 the Company had no deferred tax assets.

At March 31, 2015, the Company had a federal operating loss in the amount of $3,009,018 for the year and cumulative losses of $4,255,516. Non-capital losses amounted to $2,214,972 with $1,869,338 of the losses occurring within the State of Washington, USA, and $345,634 of the losses occurring within the Province of British Columbia, Canada.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2015 and 2014 is summarized as follows:

	US $ Year Ended March 31,
	2015	2014	2013
Loss before income taxes	$3,009,018	$1,049,899	$196,599
Income tax recovery at statutory rates	(992,976)	(356,966)	(66,844)
Non-deductible expenses	591,669	230,548	22,610
Change in unrecognized deferred tax asset	453,105	230,432	120,203
Foreign exchange impact	29,030	-	-
Other	(80,828)	(104,015)	(75,969)
Income tax recovery	$-	$-	$-

The valuation allowance for deferred tax assets as of March 31, 2015, 2014, and 2013 was $803,740, 350,635, and $120,203, respectively, which will begin to expire in 2033. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2015, 2014, and 2013 and maintained a full valuation allowance.

The unrecognized deferred tax assets include tax losses and difference between the carrying amount and tax basis of the following items.

	US $ Year Ended March 31,
	2015	2014	2013
Deferred tax assets
Losses available for deduction	$725,440	$308,635	$120,203
Share issuance costs carried forward	78,300	42,000	-
	803,740	350,635	120,203
Unrecognized deferred tax assets	$(803,740)	$(350,635)	$(120,203)

11. Concentration of Risk

During the twelve months period ended March 31, 2015, revenues generated were $101,836 compared to revenues of $196,567 during the same period in 2014. Revenues were generated through m-commerce services provided in line with the contracts acquired by Mobetize from Alligato Inc. and revenues generated through consulting services provided to Alligato Inc. as well as an independent customer.

During the twelve months ended March 31, 2015, 18.3% (2014 – 97.2%) of revenues were generated from Rentmoola, nil (2014 - 2.7%) from CPT Secure Inc., 13.5% (2014 – 0.1%) from NBX Merchant Services Inc., 55.1% (2014 – nil) from SurePay Payment Services Provider LLC, and 13.1% (2014 – nil) from Alligato Inc.

12. Subsequent Events

Subsequent to March 31, 2015, there were 184,500 warrants exercised at $0.50 per warrant share for total cash proceeds of $92,250.

Also, subsequent to March 31, 2015, $40,760 and $35,545 was loaned to the Company by the Chief Executive Officer and Chief Financial Officer respectively.

There were no other subsequent events.

13. Commitment and Contingencies

The Company has obligation under rental lease for its operating office. As of March 31, 2015, the remaining term of the lease is 18 months with monthly payments of $4,900. The Company's lease includes renewal option and requires to make rental payments due at the beginning of every month.

14. Segment Information

The company has currently one operating segment located in Canada. Therefore, there is a single reportable segment and operating unit structure. The Company’s chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

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

On May 6, 2015 we changed our independent registered public accounting firm from De Joya Griffith LLC to Grant Thornton LLP. This change was not as a result of any disagreement with De Joya Griffith LLC.

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

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 1992. Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2015.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our company’s internal control over financial reporting during the last yearly period covered by this report that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

Item 9B.    Other Information

On July 9, 2014, Stephen Fowler was appointed to Chief Financial Officer Position with our company. Pursuant to the agreement with our company on July 09, 2014, Mr. Fowler will provide us with advice regarding matters of our strategic plans, operations and finances.

On July 9, 2015, Ajay Hans was appointed to Chief Executive Officer Position with our company. Pursuant to the agreement assigned to us on July 9, 2014, Mr. Hans will serve as Principal Executive Officer of our company.

With Mr. Fowler resignation, we entered into a consulting agreement with Tanuki Business Consulting Inc. (the “Consultant”), whereby the Consultant agreed to provide services of Mr. Chris Convey as our Chief Financial Officer effective September 23, 2013 until March 30, 2014. As consideration for such consulting services, we have agreed to compensate the Consultant for its services at $80 per hour at a minimum of 37.5 hours per month.

On July 9, 2014, Chris Convey was appointed as Chief Operations Officer with our company, and he resigned from the position effective October 10, 2014.

On July 9, 2014, Malek Ladki was appointed as independent Director and Chairman of the Board.

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

Name	Position Held with our Company	Age	Date First Elected or Appointed
Ajay Hans	President & Chief Executive Officer	43	July 09, 2014
Stephen Fowler	Chief Financial Officer	63	July 09, 2014
Malek Ladki	Director & Chairman	50	July 09, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out

Malek Ladki – Director & Chairman

Dr. Malek Ladki is a highly experienced TMT executive with over 21 years of experience of starting, growing and exiting businesses internationally, running global telecoms infrastructure projects and holding a variety of senior management roles with network operators, and FTSE100 software vendors. Malek has also held several board-level roles with multinational telecoms infrastructure solutions and suppliers. Malek has founded and successfully exited 3 highly innovative Telecoms and IT products/solutions businesses while helped launch a number of 1st tier telcos in Europe and the US.  His technical expertise spans several disciplines in Telecoms, IT, Software and Hardware development and he holds three patents in network optimization. His vast experience in leading hyper-growth startups, growing emerging technologies and restructuring business is an asset to Mobetize. Malek graduated with a Bachelor of Electronics Engineering in 1987 and went on to study for a Doctorate in Engineering and earned his PhD in the telecommunications from the University of Liverpool in 1990.

Stephen Fowler – Chief Financial Officer

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

Ajay Hans – President & Chief Executive Officer

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

Identification of Significant Employees

We had 7 employees as of March 31, 2015. Our Chief Financial Officer, Stephen Fowler, and our Chief Executive Officer, Ajay Hans, are both contracted/employed to the company under consulting/management agreements, which remain in force on the same terms as previously disclosed.

Conflicts of Interest

We believe that our Chief Executive Officer and our Chief Financial Officer may be subject to conflicts of interest. The conflicts of interest arise from them being related party and have business transactions involved. No policy has been implemented or will be implemented to address conflicts of interest.

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

(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2015 and 2014; and

(d)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2015 and 2014 who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	Consulting Services	Total
Stephen Fowler Chief Financial Officer, Secretary and Director(1)	2015 2014	$27,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$81,000 $106,500	$108,000 $106,500
Ajay Hans Chief Executive Officer and Director(2)	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$108,000 $60,000	$108,000 $60,000
Chris Convey Chief Financial Officer(3)	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$55,125 $35,233	$55,125 $35,233

(1)
Stephen Fowler was appointed to all respective director and officer positions with our company on July 12, 2013. Pursuant to the agreement with our company on July 15, 2013, Mr. Fowler would provide us with advice regarding matters of our strategic plans, operations and finances.  In exchange for the services of Mr. Fowler, we would compensate him $8,750 per month and provide an office allowance of $250 per month until the end of the term of the agreement on April 1, 2015. Effective January 1, 2015 the consulting agreement above was replaced with management employment agreement with compensation of $9,000 per month.

(2)
Ajay Has was appointed to as a director with our company on September 4, 2013. Pursuant to the agreement assigned to us on September 4, 2013, Mr. Hans would serve as Principal Executive Officer of our company with a compensation of $6,000 per month. Effective July 1, 2014 our company entered into new management consultant contract where Ajay Hans would continue to serve as a Principal Executive Officer of our company with a compensation of $10,000 per month.

(3)	Chris Convey was appointed as Chief Financial Officer effective July 09, 2014. He resigned from the position effective October 10, 2014.

Narrative Disclosure to Summary Compensation Table

On July 15, 2013, our company entered into a consulting agreement with Stephen Fowler. Pursuant to the agreement with our company on July 15, 2013, Mr. Fowler would provide us with advice regarding matters of our strategic plans, operations and finances.  In exchange for the services of Mr. Fowler, we would compensate him $8,750 per month and provide an office allowance of $250 per month until the end of the term of the agreement on April 1, 2015. Effective January 1, 2015 the consulting agreement above was replaced with management employment agreement with compensation of $9,000 per month

The second management services agreement that was assigned to us was entered into with 0853574 BC Ltd. This agreement provided that 0853574 BC Ltd. would provide management services in a capacity of Principal Executive Officer until May 31, 2014.  For these services, 0853574 BC Ltd. would be compensated $6,000 per month.  Ajay Hans serves as our Principal Executive Officer under this agreement. Effective July 1, 2014 our company entered into new management consultant contract where Ajay Hans would continue to serve as a Principal Executive Officer of our company with a compensation of $10,000 per month.

On September 23, 2013 we signed a consulting agreement with Tanuki Business Consulting Inc. under which Tanuki Business Consulting Inc. will provide consulting and management services and will be compensated at the rate of $80 per hour. Chris Convey served as our Chief Financial Officer under this agreement. As of July 9, 2014, Mr. Convey was reassigned to act as the Chief Operations Officer and Corporate Secretary of Mobetize Corp. He officially resigned from the COO/Corporate Sectary position effective October 10, 2014.

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

Stock Option Plan and Grant

During our fiscal year ended March 31, 2015 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended March 31, 2015.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

As at March 31, 2015, our company owes $53,105 for advances from related parties and $3,350 for the accrual of management and rent (March 31, 2014 - $59,787 and $26,250 respectively) to the former President of the Company, currently serving as a Chief Financial Officer of the Company.

As at March 31, 2015 our company owes $26,577 (2014 - $22,899) to a company controlled by the Chief Executive Officer of our company for development expenses, advertising expenses and general and administration expenses incurred but unpaid during the period.

As at March 31, 2015 our company owes $10,000 (2014 - $6,000) to a company controlled by the Chief Executive Officer of our company for management fees incurred but unpaid during the period.

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

The following table sets forth, as of June 30, 2015, the total number of shares owned beneficially by each of our directors, named executive officers, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Stephen Fowler 51 Bay View Drive Point Roberts, WA 98281	9,453,900 Common Shares (3)(4)(5) Direct and Indirect	31.3%
Ajay Hans 1018 Cornwall Street New Westminster, BC V3M 1S2 Canada	8,073,000(6)(7) Direct and Indirect	26.7%
Malek Ladki 59 Kilbarry Crescent Ottawa, ON K1K 0H2 Canada	300,000(8) Direct	1.0%
Directors and Executive Officers as a Group	Common Shares	59.0%

5%+ Shareholders
CAT Brokerage AG Gutenbergstrasse 10 Zurich, CH-8027 Switzerland	1,678,000 Direct	5.60%
CEDE & Co PO Box 20 Bowling Green Station New York, NY 1004	5,299,500 Direct	17.60%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	Based on 30,185,505 shares issued and outstanding as of March 31, 2015.
(3)	Stephen Fowler directly holds 6,851,000 shares in Mobetize Corp.
(4)
Forte Finance LLC, a corporation registered under the laws of Washington, directly holds approximately 0.17% of the issued and outstanding common shares of Mobetize Corp. Further, Stephen Fowler directly holds 100% of the issued and outstanding common shares of Forte Finance LLC. As a result of this shareholding, Mr. Fowler indirectly holds an additional 50,000 shares in Mobetize Corp. through Forte Finance LLC’s holdings of shares in Mobetize Corp.

(5)
Forte Finance Limited (“Forte Finance”), a corporation registered under the laws of Malta, directly holds approximately 8.63% of the issued and outstanding common shares of Mobetize Corp. Further, Stephen Fowler directly holds approximately 98% of the issued and outstanding common shares of Forte Finance. As a result of Mr. Fowler’s shareholdings in Forte Finance, Mr. Fowler indirectly holds an additional 2,552,900 shares in Mobetize Corp. through Forte Finance’s holdings in Mobetize Corp’s holdings of 2,605,000 shares in Mobetize Corp.

(6)	Ajay Hans directly holds approximately 15.12% or 4,565,000 of the issued and outstanding common shares of Mobetize Corp.
(7)
Alligato Inc. (“Alligato”), a corporation registered under the laws of British Columbia, directly holds approximately 13.25% of the issued and outstanding common shares of Mobetize Corp. Further, Ajay Hans directly holds approximately 87.7% of the issued and outstanding common shares of Alligato. As a result of Mr. Hans’ shareholdings in Alligato, Mr. Hans indirectly holds an additional 3,508,000 shares in Mobetize Corp.

(8)	Malek Ladki directly holds approximately 1.0% or 300,000 of the issued and outstanding common shares of Mobetize Corp.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons of Mobetize Corp.

The following includes a summary of transactions since the beginning of the March 31, 2015 fiscal year, or any currently proposed transaction, in which Mobetize Corp. was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

a)
During the period ended March 31, 2015, our company incurred $148,458 (2014 - $267,209) of development & engineering fees, $nil (2014 - $14,386) of advertising expenses and $5,527 (2014 - $15,132) of general & administration expenses to a company controlled by the Chief Executive Officer of our company.

b)
As at March 31, 2015, our company owes $53,105 for advances from related parties and $3,350 for the accrual of management and rent (March 31, 2014 - $59,787 and $26,250 respectively) to the former President of the Company, currently serving as a Chief Financial Officer of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)
As at March 31, 2015 our company owes $26,577 (2014 - $22,899) to a company controlled by the Chief Executive Officer of our company for development expenses, advertising expenses and general and administration expenses incurred but unpaid during the period.

d)	As at March 31, 2015 our company owes $10,000 (2014 - $6,000) to a company controlled by the Chief Executive Officer of our company for management fees incurred but unpaid during the period.

Promoters and Certain Control Persons

We do not currently have an active promoter.

Corporate Governance

We currently act with three directors, consisting of Ajay Hans, Stephen Fowler and Malek Ladki who is independent from both Mr. Hans and Mr. Fowler.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors’ acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Director Independence

We currently have one independent director Malek Ladki, as the term “independent” is defined by the rules of the NASDAQ Stock Market.

Item 14.    Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended March 31, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2015 $	March 31, 2014 $
Audit Fees	29,500	18,000
Audit Related Fees	Nil	Nil
Tax Fees	10,000	10,000
All Other Fees	Nil	Nil
Total	39,500	28,000

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

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)	Financial Statements
	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.
(b)	Exhibits

Exhibit Number	Exhibit Description

10.1*	Form of Subscription Agreement with the Subscribers dated June 25, 2014.
10.2*	Finder's Fee Agreement dated June 25, 2014.
10.3*	Form of Subscription Agreement with the Subscribers dated December 11, 2014.
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File (Form 10-K for the year ended March 31, 2015 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

MOBETIZE CORP.
(Registrant)
Dated: June 30, 2015	/s/ Ajay Hans
Ajay Hans
CEO and Director (Principal Executive Officer)
Dated: June 30, 2015	/s/ Stephen Fowler
Stephen Fowler
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 30, 2015	/s/ Ajay Hans
Ajay Hans
CEO and Director (Principal Executive Officer)
Dated: June 30, 2015	/s/ Stephen Fowler
Stephen Fowler
Chief Financial Officer and Director (Principal Financial Officer, Principal Accounting Officer)