Form 10-Q
period 2015-06-30
MOBETIZE, CORP.
filed 2015-08-14
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: As of August 14, 2015, there were 30,370,005 shares of the issuer's $0.001 par value common stock issued and outstanding.

MOBETIZE CORP.

MOBETIZE, CORP.

Consolidated Balance Sheets

June 30, 2015

(Unaudited)

	US $
	JUNE 30, 2015	MARCH 31, 2015

ASSETS
Current Assets:
Cash	$153,209	$312,899
Accounts receivable	9,965	6,534
Accounts receivable – related party (Note 6)	-	14,687
Prepaid expenses and deposits	39,089	56,424
Total Current Assets	202,263	390,544

Property and equipment, net (Note 7)	14,793	13,606
TOTAL ASSETS	$217,056	$404,150

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$79,518	$70,183
Accounts payable and accrued liabilities - related party (Note 6)	21,579	39,927
Total Current Liabilities	101,097	110,110

Due to related party (Note 6)	134,211	53,105
TOTAL LIABILITIES	$235,308	$163,215

STOCKHOLDERS' EQUITY
Common stock, $0.001 Par Value: 525,000,000 authorized and 30,370,005 and 30,185,505 common shares issued and outstanding, respectively (Note 7)	$30,370	$30,186
Share subscriptions payable	20,933	14,303
Additional paid-in capital	4,546,353	4,454,288
Accumulated other comprehensive loss	(727)	(2,326)
Accumulated deficit	(4,615,181)	(4,255,516)
Total Stockholders' Equity	(18,252)	240,935
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$217,056	$404,150

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Operations

For the three months end June 30, 2015 and 2014

(Unaudited)

	US$ THREE MONTHS ENDED JUNE 30,
	2015	2014

OPERATING REVENUES
Revenues	$3,335	$19,740

OPERATING EXPENSES
Advertising and promotion	3,925	29,919
Advertising and promotion - related party (Note 6)	-	2,638
Depreciation	776	-
General and administrative	64,800	15,023
General and administrative - related party (Note 6)	1,434	28,490
Listing fees	12,235	6,575
Management salaries and consulting fees	110,366	175,697
Management salaries and consulting fees - related party (Note 6)	30,000	44,250
Professional fees	27,267	19,641
Research and development	111,566	-
Research and development - related party (Note 6)	631	72,252
Total operating expenses	363,000	394,485

NET LOSS	$(359,665)	$(374,745)

NET LOSS PER SHARE
Basic	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	30,226,095	28,432,864

COMPREHENSIVE LOSS
Net loss	$(359,665)	$(374,745)
Other comprehensive loss:
Unrealized loss on investments	-	(163,406)
Cumulative translation adjustment	1,599	-
Comprehensive loss:	$(358,066)	$(538,151)

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Stockholders’ Equity

For the three months ended June 30, 2015 and 2014

(Unaudited)

	Common Shares		Additional		Share		Accumulated Other	Total
	Number	Value	Paid-In Capital	Warrants	Subscriptions Payable	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance - March 31, 2014	28,364,200	$28,364	$2,992,747	$-	$-	$(1,246,498)	$-	1,774,613
Shares issued for consultancy services (Note 7a)	19,861	20	24,367	-	-	-	-	24,387
Sale of 1,122,831 shares at $0.75/share net of $58,500 financing fees (Note 7b)	1,122,831	1,123	631,841	150,659	-	-	-	783,623
Sale of 490,000 shares at $1.00/share (Note 7c)	490,000	490	377,058	112,452	-	-	-	490,000
Shares issued due to repricing of December 2014 private placement from $1.00/share to $0.75/share (Note 7c)	163,333	163	(163)	-	-	-	-	-
Valuation of financing warrants (Notes 7b and 7c)	-	-	114,200	-	-	-	-	114,200
Valuation of options issued for consultancy services received	-	-	46,097	-	-	-	-	46,097
Stock payable for consultancy services received (Note 7d)	-	-	-	-	14,303	-	-	14,303
Conversion of interest payable	25,280	26	5,030	-	-	-	-	5,056
Net loss for the year	-	-	-	-	-	(3,009,018)	-	(3,009,018)
Other comprehensive loss	-	-	-	-	-	-	(2,326)	(2,326)
Balance - March 31, 2015	30,185,505	$30,186	$4,191,177	$263,111	$14,303	$(4,255,516)	$(2,326)	$240,935
Stock payable for consultancy services received (Note 7d)	-	-	-	-	6,630	-	-	6,630
Exercise of warrants in the period	184,500	184	92,065	-	-	-	-	92,249
Net loss for the year	-	-	-	-	-	(359,665)	-	(359,665)
Other comprehensive loss	-	-	-	-	-	-	1,599	1,599
Balance - June 30, 2015	30,370,005	$30,370	$4,283,242	$263,111	$20,933	$(4,615,181)	$(727)	$(18,252)

MOBETIZE CORP.

Consolidated Statements of Cash Flow

For the three months ended June 30, 2015 and 2014

(Unaudited)

	US$ THREE MONTHS ENDED JUNE 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(359,665)	$(374,745)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	776	-
Shares issued for services	6,630	111,042
Changes in assets and liabilities
Accounts receivable	(3,431)	3,445
Accounts receivable – related party	14,687
Prepaid expenses	17,335	-
Accounts payables and accrued liabilities	42,218	59,896
Accounts payable - related party	(51,231)	-
Net cash used in operating activities	(332,681)	(200,362)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(1,742)	-
Net cash used in investing activities	(1,742)	-

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of common stock	92,250	771,623
Proceeds from related party	81,106	-
Repayment to related party	-	(4,937)
Net cash provided by financing activities	173,356	766,686

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,377	-
NET (DECREASE) INCREASE IN CASH	(159,690)	566,324
CASH - BEGINNING OF PERIOD	312,899	90,537
CASH - END OF PERIOD	$153,209	$656,861

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Tax expense	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Notes to the Consolidated Financial Statements

June 30, 2015

(Unaudited)

1.	Nature of Operations and Continuance of Business

Mobetize, Corp. (the “Company”) was incorporated in the state of Nevada on February 23, 2012 under the name Slavia, Corp. The Company is a development stage company that plans to offer mobile banking technologies and service.

The Company’s activities are subject to significant risks and uncertainties, including the need to secure additional funding to operationalize the Company’s current technology before another company develops competitive products.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2015, the Company has an accumulated deficit of $(4,615,181) and a history of net losses and cash used in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s fiscal year end is March 31.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2015 and 2014, the Company had no cash equivalents.

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

The Company recognizes revenue from licensing and professional fees. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured. During the period ended June 30, 2015, the Company derived all of its revenue from two customers.

h)	Investments

The Company classifies its equity investments in third parties as available for sale and recognizes the fair market value of these assets. As these investments are in public companies, the Company used the market value at June 30, 2015 and March 31, 2015 as a representation of fair market value.

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

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

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

m)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2015, the Company has 1,453,875 (2014 –1,199,914) potentially dilutive shares.

n)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2015 the Company has accumulated other comprehensive loss of $727 (2014 – nil), which is due to the translation of the Company subsidiary’s financial statements to US dollars.

o)	Fair Instruments / Concentration

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

p)	Financial Instruments

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

4.	Property and Equipment

Property and equipment, net consisted of the following:

	June 30, 2015	March 31, 2015

Computer equipment	15,658	13,428
Furniture	1,252	1,231
Total	16,628	14,659
Less: Accumulated amortization	1,835	1,053
Property and equipment, net	14,793	13,606

During the three months ended June 30, 2015 property and equipment increased by $228 as a result of foreign currency translation adjustments.

5.	Investment

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

6.	Related Party Transactions

a)	During the three months period ended June 30, 2015, the Company incurred $nil (2014 - $26,250) of management fees and $nil (2014 - $750) of rent to the former President of the Company, currently serving as the Chief Financial Officer of the Company.

b)	During the three months period ended June 30, 2015, the Company incurred $30,000 (2014 - $18,000) of management fees, $631 (2014 - $72,252) of development and engineering fees, $nil (2014 - $2,638) of advertising expenses, and $1,434 (2014 - $28,490) of general and administration expenses to a company controlled by the Chief Executive Officer of the Company.

c)	During the three months period ended June 30, 2015, the Company generated $nil (2014 - $nil) in revenues from a company controlled by the Chief Executive Officer of the Company.

d)	As at June 30, 2015, the Company owes $94,126 (March 31, 2015 - $56,455) to the former President of the Company, currently serving as the Chief Financial Officer of the Company for advances, management fees, and reimbursement of general and administrative expenses. The amounts owing are unsecured, non-interest bearing, and due on demand.

e)	As at June 30, 2015 the Company owes $61,664 (March 31, 2015 - $36,577) to a Company controlled by the Chief Executive Officer of the Company for management fees, development expenses, advertising expenses, and general and administration expenses (as applicable) incurred but unpaid during the period. The amounts owing are unsecured, non-interest bearing, and due on demand.

7.	Common Stock

a)	On April 4, 2014 the Company issued 1,334 common shares in exchange for services in the amount of $1,800 pursuant to the agreement entered into on October 1, 2013. The shares issued were valued at $1,800 based on the quoted closing price of the Company’s common stock on the date of settlement.

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

On August 18, 2014 the Company entered into agreement with a supplier to provide consultancy services in exchange for shares. During the twelve months ended March 31, 2015 the value of services received was $10,500 resulting in 8,537 shares issued to the supplier. During the three months ended June 30, 2015 the value of services received was $nil (2014 - $nil).

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

d)	On December 15, 2014, the Company entered into agreement with an Advisor to provide advisory services in exchange for shares. During the three months ending June 30, 2015 the value of services received was $6,630. At June 30, 2015 $17,922 (March 31, 2015 - $11,303) in share subscriptions payable was due for advisory services.

At June 30, 2015, the Company owed $3,000 (March 31, 2015 - $3,000) in share subscriptions payable for consulting services provided.

e)	On March 4, 2015, the Company issued 25,280 shares at a conversion price of $0.20 per share to convert interest payable on notes payable in the amount of $5,056 to equity.

f)	On June 10, 2015, the Company issued 184,500 shares at a conversion price of $0.50 per share for proceeds of $92,250 upon the exercise of warrants. $185 was recorded to common shares at the par value of $0.001 per share and $92,065 was recorded to additional paid-in capital.

8.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price (US$)

Balance, March 31, 2014	500,000	0.50
Issued, June 25, 2014	694,414	1.00
Issued, December 11, 2014	305,000	1.25
Issued, March 17, 2015	81,670	1.25
Balance, March 31, 2015	1,581,084	0.90
Exercised, June 10, 2015	184,500	0.50
Balance, June 30, 2015	1,396,584	0.96

As of June 30, 2015, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price (US$)	Expiry date

315,500	0.50	September 2, 2015
694,414	1.00	June 24, 2018
386,670	1.25	December 10, 2018

1,396,584

9.	Share Options

The following table summarizes the continuity of share purchase options:

	Number of options	Weighted average exercise price (US$)

Balance, March 31, 2014	5,500	1.00
Issued in period	250,000	1.25
Expired in period	(5,500)	1.00
Cancelled in period	(192,709)	1.25
Balance, March 31, 2015	57,291	1.25
Balance, June 30, 2015	57,291	1.25

As at June 30, 2015, the following share purchase options were outstanding:

Number of options outstanding	Exercise price (US$)	Expiry date
57,291	1.25	August 31, 2017

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

There were no options exercised since the date of issue. During the three months ended June 30, 2015 $nil (2014 - $nil) stock based compensation expense was recorded.

10.	Concentration of Risk

During the three months period ending June 30, 2015, revenues generated were $3,335 compared to revenues of $19,740 during the same period in 2014. Revenues are generated through m-commerce services provided in line with the contracts acquired by Mobetize from Alligato Inc. and revenues generated through consulting services provided to Alligato Inc., and to independent customers.

During the three months ended June 30, 2015 the Company had revenues from two customers (2014 – revenues from two customers) with 76% (2014 – 95%) of revenues generated from the Company’s largest customer.

11.	Commitment and Contingencies

The Company has obligation under rental lease for its operating office. As of June 30, 2015, the remaining term of the lease is 15 months with monthly payments of $4,900. The Company's lease includes a renewal option.

12.	Segment Information

The company has currently one operating segment located in Canada. Therefore, there is a single reportable segment and operating unit structure. The Company’s chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

13.	Comparative Periods

Certain comparative amounts for the prior period have been reclassified to conform to the current period presentation.

14.	Subsequent Events

Subsequent to period end, the Chief Financial Officer provided a $110,000 advance/loan to the Company with terms and conditions for the advance/loan currently being determined by the Company’s directors.

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

Payment Products and Solutions:

Additionally, we offer accessible, convenient and powerful for both merchants and consumers. Our business has a global leading mobile commerce platform that enables merchant customers to offer secure and convenient non-near field communication payment solutions. With our revolutionary mobile commerce technologies, merchants are able to provide enhanced purchasing experiences to their consumers. We have commenced operations with our first products designed and ready for sale and/or implementation.

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

Latest Developments and Customers:

On September 3, 2014, we were selected by DCR Strategies Inc – TruCash, to be the core mobile wallet and mobile financial services (MFS) provider, which will be fully integrated to the TruCash prepaid card mobile application.

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

We have now completed the production version of Mobile Web application 1.0.  This consists of smartCard, Paypal, bank ACH and credit card processing as cash-in options.  Cash-out options include smartCharge, smartBill, person-to-person transfers, and smartCard for ATM withdrawals and POS purchases. The CRM, reporting, and incident management tools have also been completed while the desktop version and Representation State Transfer (REST) APIs with all of the above features have been completed. During the three months ended June 30, 2015 Mobetize began receiving the initial revenue stream from its first customer, CostMaster, who began using the Mobile Web application Version 1.0 for delivery of their foreign payroll.

We are now on the final phase for Version 2.0 rollout to two additional customers Impactel and TruConnect.  This release will cover REST APIs, Mobile Web, Desktop Web, CRM, and reporting tools as well as native applications for iOS and Android. MPAY’s Version 2.0 includes the most significant component and key differentiator of our offering to-date being International Money Transfer capabilities globally via our two International Money Transfer partners. Version 2 allows our 2 current Telco customers Impactel and TruConnect to offer their combined 1.3 million customers International Money Transfer capabilities from USA to over 150 countries via a network of nearly 200,000 payout agent locations and bank transfers to over 600 Banks in those countries. The World Bank estimated in 2014 $131 Billion dollars was sent from the USA by residents and immigrants works to their family members in their respective countries. The USA is the largest market for these money transfer services accounting for over 22% of all global money transfers. MPAY’s Version 2.0 is expected to generate multiple revenue streams for Mobetize from the deployment of these mobile and desktop financial services via Impactel and TruConnect to their 1.3 million current customers.

In May 2015 Mobetize was selected from over 100 technology companies to speak and present at the 2015 Innovation Showcase Event on Friday May 29, 2015 held by the Telecom Council of Silicon Valley  held in Sunnyvale, CA. Mobetize showcased the MPAY mobile financial services aggregation platform to decision level executives and had 10+ individual meetings and demos to some of largest Telecom companies in the world resulting in signing numerous NDAs and having ongoing discussions with many of these Tier 1 and Tier 2 Telcos.

RESULTS OF OPERATION

Operating Revenues, Operating Expenses and Net Loss

	US$ Three Months Ended June 30,
	2015	2014
Revenues	$3,335	$19,740
Operating expenses	363,000	394,485
Net loss	(359,665)	(374,745)

During the three months period ending June 30, 2015, revenues generated were $3,335 compared to revenues of $19,740 during the same period in 2014. Revenues are generated through m-commerce services provided in line with the contracts acquired by Mobetize from Alligato Inc. and revenues generated through consulting services provided to Alligato Inc. and independent customers.

During the three months ended June 30, 2015 the Company had revenues from two customers (2014 – revenues from two customers) with 76% (2014 – 95%) of revenues generated from the Company’s largest customer.

Our operating expenses for the three months ended June 30, 2015 and 2014 are outlined in the following table:

	US$ Three Months Ended June 30,
	2015	2014
Advertising and promotion	$3,925	$29,919
Advertising and promotion - related party	-	2,638
Depreciation	776	-
General and administrative	64,800	15,023
General and administrative - related party	1,434	28,490
Listing fees	12,235	6,575
Management salaries and consulting fees	110,366	175,697
Management salaries and consulting fees - related party	30,000	44,250
Professional fees	27,267	19,641
Research and development	111,566	-
Research and development - related party	631	72,252
Total	363,000	394,485

For the three months ended June 30, 2015 operating costs were $363,000 compared with $394,485 for the three months ended June 30, 2014. This $31,485 decrease is primarily attributed to lower management salaries and consulting fees offset by somewhat higher research and development costs and general and administrative expenses.

During the three months ended June 30, 2015, our company recorded a net loss of $359,665 compared with net loss of $374,745 for the three months ended June 30, 2014. The small $15,080 decrease in loss is in part due to the $31,485 decrease in operating costs offset by a $16,405 decline in revenue.

Liquidity and Capital Resources

	US $
	June 30, 2015	March 31, 2015
Current Assets	$202,263	$390,544
Current Liabilities	(101,097)	(110,110)
Working Capital	$101,166	$280,434

As at June 30, 2015, our company’s cash balance was $153,209 and total assets were $217,056, compared to cash balance of $312,899 and total assets of $404,150 as at March 31, 2015. The decrease in the cash balance is attributed to the ongoing use of cash in operating activities.

As at June 30, 2015, our company had total liabilities of $235,308 compared with total liabilities of $163,215 as at March 31, 2015. The decrease in total liabilities is attributed to repayments of certain amounts due to related parties.

As at June 30, 2015, our company has working capital of $101,166 compared with working capital of $280,434 at March 31, 2015 with the decrease in working capital attributed to the ongoing use of cash in operating activities.

Cash Flows

	US$
	Three Months Ended
	June 30,
	2015	2014
Cash flows used in operating activities	$(332,681)	$(200,362)
Cash flows used in investing activities	(1,742)	-
Cash flows provided by financing activities	173,356	766,686
Effect of Exchange rate changes on cash	1,377	-
Net Increase in Cash During Period	$(159,690)	$566,324

Cash flow used in Operating Activities

During the three months ended June 30, 2015, our company used $332,681 of cash for operating activities compared to $200,362 of cash for operating activities during the three months ended June 30, 2014. The increase in the use of cash for operating activities is primarily attributed to the fact that our company paid for fewer services with shares in the current period; shares for services decreased by $104,412.

Cash flow used in Investing Activities

During the three months ended June 30, 2015 our company used $1,742 of cash in investing activities compared to $nil in 2014. Cash used in investing activities during the three months ended June 30, 2015 was due to purchase of computer equipment.

Cash flow from Financing Activities

During the three months ended June 30, 2015, our company received $173,356 of proceeds from financing activities compared to $766,686 during the three months ended June 30, 2014. The decrease in proceeds from financing activities was primarily due to the fact the prior period included proceeds from sale of common stock of $771,623 compared to $92,249 in the current period.

SUBSEQUENT DEVELOPMENTS

Subsequent to period end, the Chief Financial Officer provided a $110,000 advance/loan to the Company with terms and conditions for the advance/loan currently being determined by the Company’s directors.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

There is significant doubt about our ability to continue as a going concern.

These financial statements included in this Quarterly Report for June 30, 2015 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2015, our company has an accumulated deficit of $4,651,181 and has accumulated other comprehensive losses of $727. The continuation of our company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from our company’s future operations. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue from licensing and professional fees. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured. During the period ended June 30, 2015, the Company derived all of its revenue from two customers.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2015.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended June 30, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Dated: August 14, 2015	MOBETIZE CORP.
By: /s/ Stephen Fowler
Stephen Fowler, Chief Financial Officer

MOBETIZE CORP.
By: /s/ Ajay Hans
Ajay Hans, Chief Executive Officer