Form 10-Q
period 2015-09-30
MOBETIZE, CORP.
filed 2015-11-13
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-181747

MOBETIZE CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

7299	99-0373704
(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: As at November 13, 2015, there were 33,261,154 shares of the issuer's $0.001 par value common stock issued and outstanding.

MOBETIZE CORP.

MOBETIZE, CORP.

Consolidated Balance Sheets

September 30, 2015

(Unaudited)

	US $
	SEPTEMBER 30, 2015	MARCH 31, 2015

ASSETS
Current Assets:
Cash	$490,478	$312,899
Accounts receivable	4,080	6,534
Accounts receivable – related party (Note 6)	-	14,687
Prepaid expenses and deposits	39,944	56,424
Total Current Assets	534,502	390,544

Property and equipment, net (Note 4)	13,002	13,606
TOTAL ASSETS	$547,504	$404,150

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$70,873	$37,300
Accounts payable and accrued liabilities - related party (Note 6)	99,546	72,810
Total Current Liabilities	170,419	110,110

Due to related party (Note 6)	-	53,105
TOTAL LIABILITIES	$170,419	$163,215

STOCKHOLDERS' EQUITY
Common stock, $0.001 Par Value: 525,000,000 authorized and 33,261,154 and 30,185,505 common shares issued and outstanding, respectively (Note 7)	$33,261	$30,186
Additional paid-in capital	4,736,355	4,191,177
Warrants	562,764	263,111
Share subscriptions payable	20,933	14,303
Accumulated deficit	(4,968,862)	(4,255,516)
Accumulated other comprehensive loss	(7,366)	(2,326)
Total Stockholders' Equity	377,085	240,935
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$547,504	$404,150

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Operations

For the three and six months ended September 30, 2015 and 2014

(Unaudited)

	US $ THREE MONTHS ENDED SEPTEMBER 30,		US $ SIX MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014

OPERATING REVENUES
Revenues	$3,742	$2,415	$7,077	$22,155

OPERATING EXPENSES
Depreciation	655	-	1,431	-
General and administrative	68,874	41,686	113,416	76,081
General and administrative – related party (Note 6)	728	5,830	2,162	13,245
Investor relations and promotion	7,155	51,224	7,155	81,140
Listing fees	8,956	7,153	21,191	15,431
Management salaries and consulting fees	63,479	63,009	173,845	238,706
Management salaries and consulting fees - related party (Note 6)	30,000	56,000	60,000	100,250
Professional fees	10,743	33,809	38,010	53,453
Research and development	125,050	14,101	236,616	14,101
Research and development - related party (Note 6)	12,205	108,908	12,836	181,160
Sales and marketing	29,578	-	53,761	-
Sales and marketing - related party (Note 6)	-	-	-	2,638
Total Operating Expenses	357,423	381,720	720,423	776,205

NET LOSS	$(353,681)	$(379,305)	$(713,346)	$(754,050)

NET LOSS PER SHARE
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	31,324,934	29,490,763	30,761,084	29,489,564

COMPREHENSIVE LOSS
Net loss	$(353,681)	$(379,305)	$(713,346)	$(754,050)
Other comprehensive loss:
Unrealized loss on investments	-	(130,723)	-	(294,129)
Cumulative translation adjustment	(6,499)	-	(5,040)	-
Comprehensive loss:	$(360,180)	$(510,028)	$(718,386)	$(1,048,179)

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Stockholders’ Equity

For the six months ended September 30, 2015

(Unaudited)

	Common Shares		Additional		Share		Accumulated Other	Total
	Number	Value	Paid-In Capital	Warrants	Subscriptions Payable	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance - March 31, 2014	28,364,200	$28,364	$2,992,747	$-	$-	$(1,246,498)	$-	$1,774,613
Shares issued for consultancy services (Note 7a)	19,861	20	24,367	-	-	-	-	24,387
Sale of 1,122,831 shares at $0.75/share net of $58,500 financing fees (Note 7b)	1,122,831	1,123	631,841	150,659	-	-	-	783,623
Sale of 490,000 shares at $1.00/share (Note 7c)	490,000	490	377,058	112,452	-	-	-	490,000
Shares issued due to repricing of December 2014 private placement from $1.00/share to $0.75/share (Note 7c)	163,333	163	(163)	-	-	-	-	-
Valuation of financing warrants (Notes 7b and 7c)	-	-	114,200	-	-	-	-	114,200
Valuation of options issued for consultancy services received	-	-	46,097	-	-	-	-	46,097
Stock payable for consultancy services received (Note 7d)	-	-	-	-	14,303	-	-	14,303
Conversion of interest payable	25,280	26	5,030	-	-	-	-	5,056
Net loss for the year	-	-	-	-	-	(3,009,018)	-	(3,009,018)
Other comprehensive loss	-	-	-	-	-	-	(2,326)	(2,326)
Balance - March 31, 2015	30,185,505	$30,186	$4,191,177	$263,111	$14,303	$(4,255,516)	$(2,326)	$240,935
Stock payable for consultancy services received (Note 7d)	-	-	-	-	6,630	-	-	6,630
Sale of 161,481 shares at $0.50/share (Note 7i)	161,481	161	65,022	15,556	-	-	-	80,739
Sale of 2,724,688 shares at $0.25/share, net of $12,122 financing fee (Note 7h)	2,724,668	2,725	403,850	262,470	-	-	-	669,045
Valuation of financing warrants	-	-	-	3,372	-	-	-	3,372
Exercise of warrants in the period (Note 7f,g)	189,500	189	94,561	-	-	-	-	94,750
Warrants issued on exercise of expiring warrants	-	-	(18,255)	18,255	-	-	-	-
Net loss for the year	-	-	-	-	-	(713,346)	-	(713,346)
Other comprehensive loss	-	-	-	-	-	-	(5,040)	(5,040)
Balance - September 30, 2015	33,261,154	$33,261	$4,736,355	$562,764	$20,933	$(4,968,862)	$(7,366)	$377,085

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Cash Flow

For the six months ended September 30, 2015 and 2014

(Unaudited)

	US $ SIX MONTHS ENDED SEPTEMBER 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(713,346)	$(754,050)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,431	59
Shares issued for services	6,630	152,556
Changes in assets and liabilities
Accounts receivable	2,454	28,676
Accounts receivable – related party	14,687	-
Prepaid expenses	16,480	(46,066)
Accounts payables and accrued liabilities	33,573	18,676
Accounts payable - related party	26,736	6,468
Net cash used in operating activities	(611,355)	(593,681)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(1,606)	(7,124)
Net cash used in investing activities	(1,606)	(7,124)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of common stock and warrant exercise, net of financing costs	619,667	783,622
Proceeds from sale of common stock and warrant exercise, net of financing costs - related party	228,240	-
Repayments, net of proceeds from related party	(53,105)	-
Net cash provided by financing activities	794,802	783,622

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,262)	-
NET INCREASE IN CASH	177,579	182,817
CASH - BEGINNING OF PERIOD	312,899	90,537
CASH - END OF PERIOD	$490,478	$273,354

CASH PAID DURING THE PERIOD FOR:
Interest expense, net of interest income	$1,025	$-
Tax expense	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Notes to the Consolidated Financial Statements

September 30, 2015

(Unaudited)

1.     Nature of Operations and Continuance of Business

Mobetize, Corp. (the “Company”) was incorporated in the state of Nevada on February 23, 2012 under the name Slavia, Corp. The Company plans to offer mobile banking technologies and service.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2015, the Company has an accumulated deficit of $4,968,862 and a history of net losses and cash used in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.   Summary of Significant Accounting Policies

a)	Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 2014–10–Topic–915, Development Stage Entities (note 2q). The Company’s fiscal year end is March 31.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2015 and 2014, the Company had no cash equivalents.

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

h)	Property and Equipment

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

k)	Income Taxes

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

l)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2015, the Company has 2,693,697 (2014 – 1,206,858) potentially dilutive shares.

m)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

n)	Fair Instruments / Concentration

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

o)	Financial Instruments

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

p)	Foreign Currency

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

q)	Recently Adopted Accounting Standards

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

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Accordingly, we have elected to adopt ASU No. 2014-10.

r)	Recent Accounting Pronouncements

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

4.     Property and Equipment

Property and equipment, net consisted of the following:

	September 30, 2015	March 31, 2015

Computer equipment	$14,319	$13,428
Furniture	1,166	1,231
Total	15,485	14,659
Less: accumulated amortization	2,483	1,053
Property and equipment, net	$13,002	$13,606

During the six months ended September 30, 2015 property and equipment decreased by $723 as a result of foreign currency translation adjustments.

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

6.     Related Party Transactions

a)	During the three and six months ended September 30, 2015, the Company incurred $nil (2014 - $26,000) and $nil (2014 - $53,000), respectively, of management fees and $nil (2014 - $22,300) and $nil (2014 - $43,375), respectively, of general and administrative expenses to the former President of the Company, currently serving as the Chief Financial Officer of the Company (the “CFO”). In fiscal 2015 the Chief Financial Officer was remunerated as an employee.

b)	During the three and six months ended September 30, 2015, the Company incurred $30,000 (2014 - $30,000) and $60,000 (2014 - $47,250), respectively, of management fees, $12,205 (2014 - $108,908) and $12,836 (2014 - $181,160), respectively, of development and engineering fees, $nil (2014 - $nil) and $nil (2014 - $2,638), respectively, of advertising expenses, and $728 (2014 - $5,830) and $2,162 (2014 - $13,245), respectively, of general and administration expenses to a company controlled by the Chief Executive Officer of the Company (the “CEO”).

c)	During the three and six months ended September 30, 2015, the Company generated $nil (2014 - $nil) and $nil (2014 - $nil), respectively, in revenues from a company controlled by the CEO.

d)	As at September 30, 2015, the Company owes $47,387 (March 31, 2015 - $89,338) to the CFO of the Company for advances, management fees, outstanding compensation, and reimbursement of general and administrative expenses (as applicable) incurred but unpaid during the period. Amounts previously owing were unsecured, non-interest bearing, and due on demand.

e)	Relating to the advances, during the three and six months ended September 30, 2015, the Company received additional advances of $110,000 (2014 - $nil) and $137,500 (2014 - $nil), respectively, from the CFO, which were reinvested during the three months ended September 30, 2015 as part of a $175,000 private placement for common shares of the Company (see Note 7(h)) by the CFO and direct members of the CFO’s family. During the three and six months ended September 30, 2015, the Company also paid $994 (2014 - $nil) in interest to the CFO relating to the above noted advances.

f)	During the three and six months ended September 30, 2015, the CFO exercised 25,000 warrants at $0.50 (see Note 7(f)).

g)	As at September 30, 2015, the Company owes $52,159 (March 31, 2015 - $36,577) to a Company controlled by the CEO for management fees, development expenses, advertising expenses, and general and administration expenses (as applicable) incurred but unpaid during the period. The amounts owing are unsecured, non-interest bearing, and due on demand.

h)	Relating to the advances, during the three and six months ended September 30, 2015, the Company received additional advances of $nil (2014 - $nil) and $40,741 (2014 - $nil), respectively, from the CEO, which were reinvested during the three months ended September 30, 2015 as part of a $40,741 private placement for common shares of the Company (see Note 7(i)) by a company controlled by the CEO.

7.     Common Stock and Preferred Stock

a)	On April 4, 2014 the Company issued 1,334 common shares in exchange for services in the amount of $1,800 pursuant to the agreement entered into on October 1, 2013. The shares issued were valued at $1,800 based on the quoted closing price of the Company’s common stock on the date of settlement.

On September 8, 2014 the Company issued 1,240 common shares in exchange for services in the amount of $1,500 pursuant to the agreement entered into on October 1, 2013. The shares issued were valued at $1,500 based on the quoted closing price of the Company’s common stock on the date of settlement.

On September 8, 2014 the Company issued 8,750 common shares in exchange for services in the amount of $10,567 pursuant to the agreement entered into on November 13, 2013. The shares issued were valued at $10,587 based on the quoted closing price of the Company’s common stock on the date of settlement.

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

On March 17, 2015, the Company repriced 490,000 investment units from the December 11, 2014 private placement from $1.00 per unit to $0.75 per unit resulting in additional 163,333 investment units issued to the private placement shareholders. Each investment unit consisted of one common share of the Company’s stock and one half-warrant. The warrants are exercisable at $1.25 per share and are valid for four years from the date of issue.

d)	On December 15, 2014, the Company entered into agreement with an Advisor to provide advisory services in exchange for shares. During the three months ending June 30, 2015 the value of services received was $6,630. At September 30, 2015 $20,933 (March 31, 2015 - $14,303) in share subscriptions payable was due for advisory and consulting services.

e)	On March 4, 2015, the Company issued 25,280 shares at a price of $0.20 per share to convert interest payable on notes payable in the amount of $5,056 to equity.

f)	On June 10, 2015, the Company issued 184,500 shares at a price of $0.50 per share for proceeds of $92,250 upon the exercise of warrants. $184 was recorded to common shares at the par value of $0.001 per share and $92,066 was recorded to additional paid-in capital.

g)	On August 15, 2015, the Company issued 5,000 shares at a price of $0.50 per share for proceeds of $2,500 upon the exercise of warrants. $5 was recorded to common shares at the par value of $0.001 per share and $2,495 was recorded to additional paid-in capital

h)	On September 1, 2015, the Company closed a private placement under which it sold 2,724,668 investment units for $0.25 per unit for gross proceeds of $681,167, which were exclusively offered to subscribers of previous $0.75 private placements. Each investment unit consists of one common share of the Company’s stock and one half-warrant. The warrants are exercisable at $1.00 per share and are valid for three years from the date of issue (see Note 8(b)). $8,750 cash financing fees and 17,500 financing warrants with a value of $3,372 (see Note 8(d)) are payable with this private placement.

i)	On September 1, 2015, the Company closed a private placement under which it sold 161,481 investment units for $0.50 per unit for gross proceeds of $80,741. Each investment unit consists of one common share of the Company’s stock and one half-warrant. The warrants are exercisable at $1.00 per share and are valid for three years from the date of issue (see Note 8(c)). Neither financing fees nor financing warrants were payable with this private placement.

8.    Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price (US$)

Balance, March 31, 2014	500,000	0.50
Issued, June 25, 2014	694,414	1.00
Issued, December 11, 2014	305,000	1.25
Issued, March 17, 2015	81,670	1.25
Balance, March 31, 2015	1,581,084	0.90
Exercised, June 10, 2015	(184,500)	0.50
Exercised, August 15, 2015	(5,000)	0.50
Issued, July 15, 2015	94,750	1.00
Issued, September 1, 2015	1,460,572	1.00
Expired, September 2, 2015	(310,500)	0.50
Balance, September 30, 2015	2,636,406	1.04

During the three months ended September 30, 2015 the company issued the following tranches of warrants:

a)	94,750 warrants were issued with an exercise price of $1.00 and a three year term ending September 1, 2018 to holders of the September 3, 2013 warrants who had exercised a total of 189,500 warrants during the six months ended September 30, 2015 prior to the expiry date of September 2, 2105. These warrant holders each received a half warrant for each full warrant they exercised. These warrants were valued at $18,255 using the Black Scholes method criteria as below.

b)	1,362,332 warrants were issued with an exercise price of $1.00 and a three year term ending September 1, 2018 to the parties participating in the $0.25 private placement for common shares (the “$0.25 PP”) in the quarter. Each subscriber to the private placement received a half warrant for each common share they subscribed for. These warrants were valued at $262,470 using the Black Scholes method criteria as below.

c)	80,740 warrants were issued with an exercise price of $1.00 and a three year term ending September 1, 2018 to the parties participating in the $0.50 private placement for common shares (the “$0.50 PP”) in the quarter. Each subscriber to the private placement received a half warrant for each common share they subscribed for. These warrants were valued at $15,566 using the Black Scholes method criteria as below.

d)	17,500 finder’s warrants were issued with an exercise price of $1.00 and a three year term ending September 1, 2018 to an arms-length third party assisting in the $0.25 PP. These warrants were valued at $3,372 using the Black Scholes method criteria as below.

Each of the warrant issuances above were valued using the Black Scholes method, which included the dividend yield as nil, risk-free interest rate of 1.07%, expected volatility of 70.42%, and expected term of 3 years.

As at September 30, 2015, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price (US$)	Expiry date

694,414	1.00	June 24, 2018
386,670	1.25	December 10, 2018
1,555,322	1.00	September 01, 2018

2,636,406

9.     Share Options

The following table summarizes the continuity of share purchase options:

	Number of options	Weighted average exercise price (US$)

Balance, March 31, 2014	5,500	1.00
Issued in period	250,000	1.25
Expired in period	(5,500)	1.00
Cancelled in period	(192,709)	1.25
Balance, March 31, 2015	57,291	1.25
Balance, September 30, 2015	57,291	1.25

As at September 30, 2015, the following share purchase options were outstanding:

Number of options outstanding	Exercise price (US$)	Expiry date

57,291	1.25	August 31, 2017

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

There were no options exercised since the date of issue. For each of the three and six months ended September 30, 2015 $nil (2014 - $nil) stock based compensation expense was recorded.

On August 10, 2015, the Company’s directors approved the adoption of the 2015 Stock Option Plan (“the Stock Option Plan”) which permits the Company to issue stock options for up to 3,000,000 common shares of the Company to directors, officers, employees and consultants of the Company. The 3,000,000 shares allocation was approximately 10% of the issued and outstanding shares as of August 10, 2015.

10.   Concentration of Risk

During the three and six months period ending September 30, 2015, revenues generated were $3,742 and $7,077, respectively, compared to revenues of $2,415 and $22,155, respectively, during the same period in 2014. Revenues are generated through m-commerce services provided in line with the contracts acquired by Mobetize from Alligato Inc. and revenues generated through consulting services provided to Alligato Inc., and to independent customers.

During the three months ended September 30, 2015, the Company had revenues from two customers (2014 – revenues from one customer) with 67% (2014 – 100%) of revenues generated from the Company’s largest customer.

During the six months ended September 30, 2015, the Company had revenues from three customers (2014 – revenues from two customers) with 72% (2014 – 84%) of revenues generated from the Company’s largest customer.

11.   Commitment and Contingencies

The Company has obligation under rental lease for its operating office. As of September 30, 2015, the remaining term of the lease is 12 months with monthly payments of $4,900. The Company's lease includes a renewal option.

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

14.   Subsequent Events

From October 1, 2015 through November 3, 2015  2,630,000 stock options from the Stock Option Plan  were issued to directors, employees, advisors and consultants for the exercise of up to 2,630,000 common shares with a $0.60 exercise price, a 5 year life, and vesting terms ranging from immediate to 32 months depending, generally, on the tenure of staff.

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

On June 25, 2014 our company closed a private placement under which it sold 1,122,831 investment units for gross proceeds of $842,123. Each investment unit consisted of one common share of our company’s stock and one half-warrant. The warrants are exercisable at $1.00 per share and are valid for two years from issue. $58,500 financing fees are payable in cash associated with this private placement and 133,000 financing warrants were issued on the same terms as those in the investment units.

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

On March 17, 2015, the Company repriced 490,000 investment units from the December 11, 2014 private placement from $1.00 per unit to $0.75 per unit resulting in additional 163,333 investment units issued to the private placement shareholders. Each investment unit consisted of one common share of the Company’s stock and one half-warrant. The warrants are exercisable at $1.25 per share and are valid for four years from the date of issue.

On March 4, 2015, the Company issued 25,280 shares at a conversion price of $0.20 per share to convert interest payable on notes payable in the amount of $5,056 to equity.

On June 10, 2015, the Company issued 184,500 shares at a conversion price of $0.50 per share for proceeds of $92,250 upon the exercise of warrants. $184 was recorded to common shares at the par value of $0.001 per share and $92,065 was recorded to additional paid-in capital.

On August 15, 2015, the Company issued 5,000 shares at a conversion price of $0.50 per share for proceeds of $2,500 upon the exercise of warrants. $5 was recorded to common shares at the par value of $0.001 per share and $2,495 was recorded to additional paid-in capital

On September 1, 2015, the Company closed a private placement under which it sold 2,724,668 investment units for $0.25 per unit for gross proceeds of $681,167, which were exclusively offered to subscribers of previous $0.75 private placements. Each investment unit consists of one common share of the Company’s stock and one half-warrant. The warrants are exercisable at $1.00 per share and are valid for three years from the date of issue (see Note 8(b)). $8,750 cash financing fees and 17,500 financing warrants with a value of $56,350 (see Note 8(d)) are payable with this private placement.

On September 1, 2015, the Company closed a private placement under which it sold 161,481 investment units for $0.50 per unit for gross proceeds of $80,741. Each investment unit consists of one common share of the Company’s stock and one half-warrant. The warrants are exercisable at $1.00 per share and are valid for three years from the date of issue (see Note 8(c)). Neither financing fees nor financing warrants were payable with this private placement.

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

Mr. Douglas is currently a Senior VP Business and Partnership Development in SEQR USA, Inc. He is responsible for building the US operations for SEQR USA, Inc., (www.seqr.com) a subsidiary of Seamless Distribution AB (www.seamless.se) based in Stockholm, Sweden, a global mobile payment company providing prepaid top-up and mobile payments in 30 countries with over 3.1 billion transactions annually.

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

In April 2015 we completed the production version of Mobile Web application 1.0.  This consists of smartCard, Paypal, bank ACH and credit card processing as cash-in options.  Cash-out options include smartCharge, smartBill, person-to-person transfers, and smartCard for ATM withdrawals and POS purchases. The CRM, reporting, and incident management tools have also been completed while the desktop version and Representation State Transfer (REST) APIs with all of the above features have been completed. During the three months ended June 30, 2015 Mobetize began receiving the initial revenue stream from its first customer, CostMaster, who began using the Mobile Web application Version 1.0 for delivery of their foreign payroll.

In May 2015 we were in the final phase of development of Version 2.0 for rollout to two additional customers Impactel and TruConnect.  This release will cover REST APIs, Mobile Web, Desktop Web, CRM, and reporting tools as well as native applications for iOS and Android. MPAY’s Version 2.0 includes the most significant component and key differentiator of our offering to-date being International Money Transfer capabilities globally via our two International Money Transfer partners. Version 2 allows our 2 current Telco customers Impactel and TruConnect to offer their combined 1.3 million customers International Money Transfer capabilities from USA to over 150 countries via a network of nearly 200,000 payout agent locations and bank transfers to over 600 Banks in those countries. The World Bank estimated in 2014 $131 Billion dollars was sent from the USA by residents and immigrants works to their family members in their respective countries. The USA is the largest market for these money transfer services accounting for over 22% of all global money transfers. MPAY’s Version 2.0 is expected to generate multiple revenue streams for Mobetize from the deployment of these mobile and desktop financial services via Impactel and TruConnect to their 1.3 million current customers.

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

On August 10, 2015 Mobetize Corp. showcased its latest MPAY Version 2.0 at the Prepaid Expo in Las Vegas which incorporates the full mobile money product suite that can be white-labeled by any telecom operator. The suite consisted of a mobile wallet with key financial services offerings that now include global money transfer capability, US bill payments, global gifting of prepaid air-time top ups and paid Visa/MasterCard programs for Telecom Operators. Mobetize allows its telecom operators to pick and choose the financial services they want to deliver branded for their customers and can be launched through APIs, or as a stand-alone system.

On August 10, 2015, our directors approved the adoption of the 2015 Stock Option Plan which permits our company to issue stock options for up to 3,000,000 common shares to our directors, officers, employees and consultants. The 3,000,000 shares allocation was approximately 10 % of the issued and outstanding shares as of August 10, 2015.

On August 31, 2015 Mobetize Corp. retained Allison+Partners as Investor Relations Agency of Record (AOR). Allison+Partners will provide Mobetize with investor relations, media relations and thought leadership services, and advise management on financial communications strategies. The goal of the program is to increase the visibility of the Company's growth strategy. Allison+Partners is a fast-growing, best-in-class, strategic communications firm specializing in investor relations, corporate communications, media relations, digital public relations marketing and communications management services.

On September 1, 2015 Mobetize Corp. announced the closing of a recapitalization agreement with several existing investors and founders generating net proceeds of approximately $747,000. Proceeds from the transaction will provide Mobetize with greater financial flexibility and additional capital to support any potential increase in business demand. Each investment unit consisted of one common share of the Company's stock and one half-warrant. The warrants are exercisable at $1.00 per share and are valid for three years from issue. $8,750 cash financing fees and 17,500 financing warrants were associated with these private placements. As part of the financing, the Company's co-founders converted $228,240 of unsecured loans, advances and warrants into equity.

On September 2, 2015 Mobetize Corp. announced that Vincent Tozzi has been appointed as the Company's first Chief Revenue Officer. In his role, Tozzi is responsible for the Company's Sales and Marketing with a focus on building sales teams and closing contracts. Mr. Tozzi has twenty-plus years of experience in sales management, business development, solution sales and channel management with large telcos in North America, most recently as Chief Commercial Officer for Nobel USA. His prior experience includes senior sales and marketing positions at IDT Telecom, Allegiance Telecom and Winstar Communications.

On September 14, 2015 Mobetize Corp. appointed Donald Duberstein as an independent director and chairman of the Remuneration Committee. In addition to owning and managing an extensive portfolio of residential and commercial properties across the USA, over the past 38 years, Mr. Duberstein co-founded and chaired a skin care company and has been an active investor in a number of private and public companies in various sectors including display advertising, water filtration systems and sports teams. He also served on the Board of Directors of Selvac Corporation. Mr. Duberstein graduated from the University of Pennsylvania Phi Beta Kappa, Magna Cum Laude in 1973 and NYU Law School in 1976. He became a member of the New York and Florida Bars in 1977 and also serves as a volunteer to several non-profit enterprises including as the incoming Chairman of the Board of United Hebrew Geriatric Centre.

On September 30, 2015 the Company announced that it has signed contracts with Assist Wireless and Global Hawk Telecom providing each telecom operator's customers with a convenient and low cost method to utilize alternative financial services (AFS) via their mobile devices.

On October 7, 2015 the Company announced that it has formed a strategic partnership to deliver mobile wallet and financial services to customers of Pure Minutes. Pure Minutes is a leading provider of prepaid international calling services and mobile phone payment services for domestic and international mobile carriers with an addressable customer base of over 1.1 million in the USA.

On October 21, 2015, Mobetize Corp. announced that Kay Wong-Alafriz has been appointed as the Company’s Senior Vice President of Operations and Finance. In her role, Ms. Wong-Alafriz will leverage her broad array of project finance, accounting, and compliance experiences and skills to ensure strong operational support of client projects. Ms. Wong-Alafriz brings more than 20 years of experience in processes management, quality control and compliance to Mobetize and will be responsible for all aspects of operations monitoring in addition to supporting the Company’s customer compliance and quality control efforts related to client projects. Prior to joining Mobetize, Ms. Wong-Alafriz was SVP of Finance and Risk Management at Asian Coast Development Ltd., and earlier held senior finance positions at Imperial Parking Corporation, Great Canadian Gaming Corporation, Sierra Wireless and Vancouver International Airport Authority.

On November 3, 2015 Mobetize Corp announced that it has formed a strategic partnership to deliver a mobile wallet and financial services to Global Service Solutions Inc. under their new brand Gotawallet™. Global Service Solutions has experienced great success with its Got Prepaid™ brand and Gotawallet™ is a natural successor for the company.

Got Prepaid™ provides distribution, through a nation-wide channel of large distributor and retailers, to over one million end-users in the U.S. covering over 50 different prepaid cellular products in a combination of hard card, real time replenishments and e-pin formats. In the prepaid industry, the Got Prepaid brand is highly regarded for its ability to provide quality customer service and technical support. Got Prepaid™ provides recharge for wireless AT&T, Verizon, T Mobile, H20, Red Pocket and many others.

RESULTS OF OPERATION

Operating Revenues, Operating Expenses and Net Loss

	US $		US $
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	3,742	2,415	7,077	22,155
Operating Expenses	357,423	381,720	720,423	776,205
Net Loss from Operations	(353,681)	(379,305)	(713,346)	(754,050)
Net Loss	(353,681)	(379,305)	(713,346)	(754,050)

Our company generated $7,077 of revenue in the six months ended September 30, 2015 compared to revenues of $22,155 during the same period in 2014. For the three months ended September 30, 2015, our company generated $3,742 of revenue compared to $2,415 of revenue during the same period in 2014. All revenues are currently generated through m-commerce services provided in line with the contracts acquir ed by Mobetize from Alligato Inc. Our company expects to generate further revenue in the next 12 months as Mobile Money services are deployed.

Our operating expenses for the three and six months ended September 30, 2015 and 2014 are outlined in the following table:

	US $		US $
	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Depreciation	655	-	1,431	-
General and administrative	68,874	41,686	113,416	76,081
General and administrative – related party	728	5,830	2,162	13,245
Investor relations and promotion	7,155	51,224	7,155	81,140
Listing fees	8,956	7,153	21,191	15,431
Management salaries and consulting fees	63,479	63,009	173,845	238,706
Management salaries and consulting fees – related party	30,000	56,000	60,000	100,250
Professional fees	10,743	33,809	38,010	53,453
Research and development	125,050	14,101	236,616	14,101
Research and development – related party	12,205	108,908	12,836	181,160
Sales and marketing	29,578	-	53,761	-
Sales and marketing – related party	-	-	-	2,638
Total Operating Expenses	357,423	381,720	720,423	776,205

For the six months ended September 30, 2015 operating costs were $720,423 compared with $776,205 for the six months ended September 30, 2014. This $55,782 decrease is primarily attributed to the following: $73,985 decrease to investor relations as we eliminated an investor relations services contract, and $105,111 decrease in management salaries and consulting fees as we internalized certain roles while optimizing the management structure to reduce overhead cost, which was offset by a $54,191 increase in research and development as we continued to focus on and invest in our product development, and a $51,123 increase in sales and marketing expense as we began efforts to increase market awareness.

For the three months ended September 30, 2015 operating costs were $357,423 compared with $381,720 for the three months ended September 30, 2014. This $24,297 decrease is primarily attributed to the following: $44,069 decrease to investor relations as we eliminated an investor relations services contract, and $25,530 decrease in management salaries and consulting fees as we internalized certain roles while optimizing the management structure to reduce overhead cost, which was offset by a $14,246 increase in research and development as we continued to focus on and invest in our product development, and a $29,578 increase in sales and marketing expense as we began efforts to increase market awareness.

During the six months ended September 30, 2015, our company recorded a net loss of $713,486 compared with a net loss of $754,050 for the six months ended September 30, 2014. During the three months ended September 30, 2015, our company recorded a net loss of $353,681 compared with a net loss of $379,305 for the three months ended September 30, 2014. Revenues during each of these periods was not significant, therefore any change to net loss can be best explained through the analysis of total operating costs above.

Liquidity and Capital Resources

	US $
	September 30, 2015	March 31, 2015

Current Assets	534,502	390,544
Current Liabilities	170,419	110,110
Working Capital	364,083	280,434

As at September 30, 2015, our company’s cash balance was $490,478 and total assets were $547,504, compared to cash balance of $312,899 and total assets of $404,150 as at March 31, 2015. The increase in the cash balance was primarily attributed to proceeds from the sale of common stock and warrant exercise offset cash used from operating activities. The increase in total assets was also primarily due to the increase in the cash balance offset somewhat by reductions in accounts receivable and prepaid expenses and deposits.

As at September 30, 2015, our company had total liabilities of $170,419 compared with total liabilities of $163,215 as at March 31, 2015. The increase in total liabilities is attributed to a $60,319 increase in account payable and accrued liabilities offset by a decrease to due to related party of $53,105.

As at September 30, 2015, our company has working capital of $364,083 compared with working capital of $280,434 at March 31, 2015 with the increase in the working capital attributed to the proceeds from the sale of common stock and warrant exercise.

Cash Flows

	US $
	Six Months Ended
	September 30,
	2015	2015
Cash flows used in Operating Activities	(611,355)	(593,681)
Cash flows used in Investing Activities	(1,606)	(7,124)
Cash flows provided by Financing Activities	794,802	783,622
Effect of exchange rate changes on cash	(4,262)	-
Net Increase in Cash During Period	177,579	182,817

Cash flow used in Operating Activities

During the six months ended September 30, 2015, our company used $611,355 of cash for operating activities compared to $593,681 of cash used in operating activities during the six months ended September 30, 2014. The $17,643 increase in cash used in operating activities is primarily attributed to the following the fact that net loss after adding back shares issued for services and amortization expense was $103,805 higher in 2014 which was offset by a decrease in prepaid expenses and increase in payable and accrued liabilities in the 2015 period.

Cash flow used in Investing Activities

During the six months ended September 30, 2015 our company used $1,606 of cash in investing activities compared to $7,124 in 2014. Cash used in investing activities during the six months ended September 30, 2015 was due to the purchase of computer equipment while cash used in investing activities during the same period in 2014 was due to investment in software development costs.

Cash flow from Financing Activities

During the six months ended September 30, 2015, our company received $794,802 of proceeds from financing activities compared to $783,622 during the six months ended September 30, 2014. Both periods benefitted from private placements share subscriptions that during the six months ended September 30, 2015 included approximately $228,000 of investment by the Chief Executive Office and the Chief Financial Officer of the company.

SUBSEQUENT DEVELOPMENTS

From October 1, 2015 through November 3, 2015  2,630,000 stock options from the Stock Option Plan  were issued to directors, employees, advisors and consultants for the exercise of up to 2,630,000 common shares with a $0.60 exercise price, a 5 year life, and vesting terms ranging from immediate to 32 months depending, generally, on the tenure of staff.

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

These financial statements included in this Quarterly Report for September 30, 2015 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2015, our company has an accumulated deficit of $4,968,862 and has accumulated other comprehensive losses of $7,366. The continuation of our company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from our company’s future operations. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of consolidated comprehensive loss over the requisite service period.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of September 30, 2015.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended September 30, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Dated: November 13, 2015	MOBETIZE CORP.
By: /s/ Stephen Fowler
Stephen Fowler, Chief Financial Officer

MOBETIZE CORP.
By: /s/ Ajay Hans
Ajay Hans, Chief Executive Officer

Page 37