Form 10-Q
period 2015-12-31
MOBETIZE, CORP.
filed 2016-02-12
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: As at February 12, 2016, there were 33,261,154 shares of the issuer's $0.001 par value common stock issued and outstanding.

MOBETIZE CORP.

MOBETIZE, CORP.

Interim Consolidated Balance Sheets

December 31, 2015

(Unaudited)

	US $
	DECEMBER 31, 2015	MARCH 31, 2015

ASSETS
Current Assets:
Cash	$125,645	$312,899
Accounts receivable	85,745	6,534
Accounts receivable – related party (Note 5)	-	14,687
Prepaid expenses and deposits	37,734	56,424
Total Current Assets	249,124	390,544

Property and equipment, net (Note 3)	11,833	13,606
TOTAL ASSETS	$260,957	$404,150

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$89,784	$37,300
Accounts payable and accrued liabilities - related party (Note 5)	42,362	72,810
Deposits due to customers	500	-
Total Current Liabilities	132,646	110,110

Due to related party (Note 5)	77,955	53,105
TOTAL LIABILITIES	$210,601	$163,215

STOCKHOLDERS' EQUITY
Common stock, $0.001 Par Value: 525,000,000 authorized and 33,261,154 and 30,185,505 common shares issued and outstanding, respectively (Note 6)	$33,261	$30,186
Additional paid-in capital	4,736,355	4,191,177
Warrants	562,764	263,111
Share subscriptions payable	25,056	14,303
Share options reserve (Note 8)	600,753	-
Accumulated deficit	(5,901,819)	(4,255,516)
Accumulated other comprehensive loss	(6,014)	(2,326)
Total Stockholders' Equity	50,356	240,935
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$260,957	$404,150

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Interim Consolidated Statements of Operations and Comprehensive Loss

For the three and nine months ended December 31, 2015 and 2014

(Unaudited)

	US $ THREE MONTHS ENDED DECEMBER 31,		US $ NINE MONTHS ENDED DECEMBER 31,
	2015	2014	2015	2014

OPERATING REVENUES
Revenues	$74,383	$64,913	$81,460	$87,068
Revenues-related party	-	7,126	-	7,126
Total Operating Revenues	74,383	72,039	81,460	94,194

OPERATING EXPENSES
Depreciation	918	439	2,349	439
General and administrative	76,211	15,202	189,627	91,104
General and administrative – related party (Note 5)	1,811	77, 448	3,973	91,699
Stock based compensation expense (Note 8)	600,753	-	600,753	-
Investor relations and promotion	22,711	56,713	29,866	137,853
Listing fees	10,629	10,925	31,820	26,356
Management salaries and consulting fees	104,444	77,027	278,289	315,913
Management salaries and consulting fees - related party (Note 5)	30,000	57,000	90,000	157,250
Professional fees	17,986	3,112	55,996	56,565
Research and development	93,643	42,061	330,259	56,162
Research and development - related party (Note 5)	32,986	46,039	45,822	227,199
Sales and marketing	15,248	28,532	69,009	28,532
Sales and marketing - related party (Note 5)	-	-	-	2,638
Total Operating Expenses	1,007,340	414,498	1,727,763	1,191,710

NET LOSS	$(932,957)	$(342,459)	$(1,646,303)	$(1,097,516)

NET LOSS PER SHARE
Basic	$(0.03)	$(0.01)	$(0.05)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	33,261,154	29,606,155	31,594,441	29,532,655

COMPREHENSIVE LOSS
Net loss	$(932,957)	$(342,459)	$(1,646,303)	$(1,097,516)
Other comprehensive loss:
Unrealized loss on investments	-	(1,071,936)	-	(1,366,065)
Cumulative translation adjustment	1,212	71	(3,688)	1,078
Comprehensive loss:	$(931,745)	$(1,414,324)	$(1,649,991)	$(2,462,503)

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Interim Consolidated Statements of Stockholders’ Equity

For the nine months ended December 31, 2015

(Unaudited)

	Common Shares		Additional		Share	Share		Accumulated Other	Total
	Number	Value	Paid-In Capital	Warrants	Subscriptions Payable	Options Reserve	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance - March 31, 2014	28,364,200	$28,364	2,992,747	$-	$-	$	$(1,246,498)	$-	$1,774,613
Shares issued for consultancy services (Note 7a)	19,861	20	24,367	-	-	-	-	-	24,387
Sale of 1,122,831 shares at $0.75/share net of $58,500 financing fees (Note 7b)	1,122,831	1,123	631,841	150,659	-	-	-	-	783,623
Sale of 490,000 shares at $1.00/share (Note 7c)	490,000	490	377,058	112,452	-	-	-	-	490,000
Shares issued due to repricing of December 2014 private placement from $1.00/share to $0.75/share (Note 7c)	163,333	163	(163)	-	-	-	-	-	-
Valuation of financing warrants (Notes 7b and 7c)	-	-	114,200	-	-	-	-	-	114,200
Valuation of options issued for consultancy services received	-	-	46,097	-	-	-	-	-	46,097
Stock payable for consultancy services received (Note 7d)	-	-	-	-	14,303	-	-	-	14,303
Conversion of interest payable	25,280	26	5,030	-	-	-	-	-	5,056
Net loss for the year	-	-	-	-	-	-	(3,009,018)	-	(3,009,018)
Other comprehensive loss	-	-	-	-	-	-	-	(2,326)	(2,326)
Balance - March 31, 2015	30,185,505	$30,186	4,191,177	$263,111	$14,303	$-	$(4,255,516)	$(2,326)	$240,935
Stock payable for consultancy services received (Note 7d)	-	-	-	-	10,753	-	-	-	10,753
Sale of 161,481 shares at $0.50/share (Note 6i)	161,481	161	65,022	15,556	-	-	-	-	80,739
Sale of 2,724,688 shares at $0.25/share, net of $12,122 financing fee (Note 6h)	2,724,668	2,725	403,850	262,470	-	-	-	-	669,045
Valuation of financing warrants	-	-	-	3,372	-	-	-	-	3,372
Exercise of warrants in the period (Note 6f,g)	189,500	189	94,561	-	-	-	-	-	94,750
Warrants issued on exercise of expiring warrants	-	-	(18,255)	18,255	-	-	-	-	-
Share options issued in the period (Note 8)	-	-	-	-	-	600,753	-	-	600,753
Net loss for the period	-	-	-	-	-	-	(1,646,303)	-	(1,646,303)
Other comprehensive loss	-	-	-	-	-	-	-	(3,688)	(3,688)
Balance – December 31, 2015	33,261,154	$33,261	4,736,355	$562,764	$25,056	$600,753	$(5,901,819)	$(6,014)	$50,356

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Interim Consolidated Statements of Cash Flows

For the nine months ended December 31, 2015 and 2014

(Unaudited)

	US $ NINE MONTHS ENDED DECEMBER 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,646,303)	$(1,097,516)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,349	420
Shares issued for services	10,753	255,934
Share based compensation	600,753	-
Changes in assets and liabilities
Accounts receivable	(79,211)	(22,744)
Accounts receivable – related party	14,687	-
Prepaid expenses	18,690	(31,691)
Accounts payables and accrued liabilities	52,984	6,935
Accounts payable - related party	(30,448)	(22,464)
Net cash used in operating activities	(1,055,746)	(911,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(1,554)	(7,396)
Net cash used in investing activities	(1,554)	(7,396)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of common stock and warrant exercise, net of financing costs	619,667	1,273,622
Proceeds from sale of common stock and warrant exercise, net of financing costs - related party	228,240	-
Proceeds, net of repayments from related party	24,850	-
Net cash provided by financing activities	872,757	1,273,622

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,711)	-
NET INCREASE IN CASH	(187,254)	355,100
CASH - BEGINNING OF PERIOD	312,899	90,537
CASH - END OF PERIOD	$125,645	$445,637

CASH PAID DURING THE PERIOD FOR:
Interest expense, net of interest income	$-	$-
Tax expense	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Notes to the InterimConsolidated Financial Statements

December 31, 2015

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

Going Concern

These interim consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2015, the Company has an accumulated deficit of $5,901,819 and a history of net losses and cash used in operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company regularly evaluates estimates and assumptions related to the collectability of accounts receivable, valuation of intangible assets, revenue recognition, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Financial Statements

These interim consolidated financial statements have been prepared in the opinion of management to reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

d)	Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2015 and 2014, the Company had no cash equivalents.

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

Property and equipment is accounted for at cost less accumulated depreciation and includes computer equipment and office furniture. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are five years.

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

These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the interim consolidated statement of comprehensive loss over the requisite service period.

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

l)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2015, the Company has nil (2014 – 1,206,858) potentially dilutive shares.

m)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

n)	Fair Instruments / Concentration

Financial instruments consist principally of cash, accounts receivable, accounts payable, deposits due to customers, shareholder loans, and due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

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

In May 2014, ASU guidance was issued related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

3.	Property and Equipment

Property and equipment, net consisted of the following:

	December 31, 2015	March 31, 2015

Computer equipment	$13,857	$13,428
Furniture	1,128	1,231
Total	14,985	14,659
Less: accumulated amortization	3,152	1,053
Property and equipment, net	$11,833	$13,606

During the nine months ended December 31, 2015 property and equipment decreased by $1,127 as a result of foreign currency translation adjustments.

4.	Investment

On December 24, 2013 the Company completed a debt for equity swap transaction, through which it converted the notes receivable and accrued interest it held from Telupay International Inc. (“Telupay”) into 3,268,097 common shares in Telupay. As a result of this transaction, the Company owned approximately 2.02% of the outstanding share capital of Telupay.

The Company recognizes the holding of these shares as an investment available for sale and values it at the fair value of the shares. As Telupay is a public company on the OTC market, the shares are valued at the market price.

During the twelve month period ending March 31, 2015 the Company fully liquidated 3,268,097 common shares of Telupay for $130,527 in cash proceeds, realizing a loss on sale of investment of $1,503,523. For the period ended December 31, 2015, the value of the Telupay shares was $nil (December 31, 2014 - $267,984).

5.	Related Party Transactions

a)	During the three and nine months ended December 31, 2015, the Company incurred $nil (2014 - $25,500) and $nil (2014 - $195,251), respectively, of management fees, $nil (2014 - $14,430) and $nil (2014 - $55,641), respectively, of general and administrative expenses and $nil (2014 - $1,350) and $nil (2014 – $3,321), respectively, of advertising expenses to the former President of the Company, currently serving as the Chief Financial Officer of the Company (the “CFO”). In fiscal 2015 the Chief Financial Officer was remunerated as an employee.

b)	During the three and nine months ended December 31, 2015, the Company incurred $30,000 (2014 - $30,000) and $90,000 (2014 - $78,000), respectively, of management fees, $32,985 (2014 - $20,951) and $45,822 (2014 - $195,251), respectively, of development and engineering fees, $nil (2014 - $nil) and $nil (2014 - $2,995), respectively, of advertising expenses, $144 (2014 - $4,845) and $2,018 (2014 - $28,435), respectively, of general and administration expenses, and $nil (2014 - $1,350) and $nil (2014 - $6,604) of consulting expenses to a company controlled by the Chief Executive Officer of the Company (the “CEO”).

c)	During the three and nine months ended December 31, 2015, the Company generated $nil (2014 - $7,126) and $nil (2014 - $7,126), respectively, in revenues from a company controlled by the CEO.

d)	During the three and nine months ended December 31, 2015, the Company incurred $nil (2014 - $2,742) and $nil (2014 - $2,742) of general and administrative expenses to the Chief Executive Officer of the Company.

e)	As at December 31, 2015, the Company owes $nil (March 31, 2015 - $89,338) to the CFO of the Company for advances, management fees, outstanding compensation, and reimbursement of general and administrative expenses (as applicable) incurred but unpaid during the period. Amounts previously owing were unsecured, non-interest bearing, and due on demand.

f)	Relating to the advances, during the three and nine months ended December 31, 2015, the Company received additional advances of $nil (2014 - $nil) and $137,000 (2014 - $nil), respectively, from the CFO, which were reinvested during the period as part of a $175,000 private placement for common shares of the Company (see Note 7(h)) by the CFO and direct members of the CFO’s family. During the three and nine months ended December 31, 2015, the Company also paid $994 (2014 - $nil) in interest to the CFO relating to the above noted advances.

g)	During the three and nine months ended December 31, 2015, the CFO exercised 25,000 warrants at $0.50 (see Note 7(f)).

h)	As at December 31, 2015, the Company owes $42,362 (March 31, 2015 - $36,577) to a Company controlled by the CEO for management fees, development expenses, advertising expenses, and general and administration expenses (as applicable) incurred but unpaid during the period. The amounts owing are unsecured, non-interest bearing, and due on demand.

i)	Relating to the advances, during the three and nine months ended December 31, 2015, the Company received additional advances of $nil (2014 - $nil) and $40,741 (2014 - $nil), respectively, from the CEO, which were reinvested during the period as part of a $40,741 private placement for common shares of the Company (see Note 7(i)) by a company controlled by the CEO.

6.	Common Stock and Preferred Stock

a)	On April 4, 2014 the Company issued 1,334 common shares in exchange for services in the amount of $1,800 pursuant to the agreement entered into on October 1, 2013. The shares issued were valued at $1,800 based on the quoted closing price of the Company’s common stock on the date of settlement.

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

d)	On December 15, 2014, the Company entered into agreement with an Advisor to provide advisory services in exchange for shares. During the three and nine months ending December 31, 2015 the value of services received was $4,123 (2014 - $1,944) and $10,753 (2014 - $1,944) respectively. At December 31, 2015 $25,056 (March 31, 2015 - $14,303) in share subscriptions payable was due for advisory and consulting services.

e)	On March 4, 2015, the Company issued 25,280 shares at a price of $0.20 per share to convert interest payable on notes payable in the amount of $5,056 to equity.

f)	On June 10, 2015, the Company issued 184,500 shares at a price of $0.50 per share for proceeds of $92,250 upon the exercise of warrants. $184 was recorded to common shares at the par value of $0.001 per share and $92,066 was recorded to additional paid-in capital.

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

i)	On September 1, 2015, the Company closed a private placement under which it sold 161,481 investment units for $0.50 per unit for gross proceeds of $80,741. Each investment unit consists of one common share of the Company’s stock and one half-warrant. The warrants are exercisable at $1.00 per share and are valid for three years from the date of issue (see Note 8(c)). Neither financing fees nor financing warrants were payable with this private placement.

7.	Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price (US$)

Balance, March 31, 2014	500,000	0.50
Issued, June 25, 2014	694,414	1.00
Issued, December 11, 2014	305,000	1.25
Issued, March 17, 2015	81,670	1.25
Balance, March 31, 2015	1,581,084	0.90
Exercised, June 10, 2015	(184,500)	0.50
Exercised, August 15, 2015	(5,000)	0.50
Issued, July 15, 2015	94,750	1.00
Issued, September 1, 2015	1,460,572	1.00
Expired, September 2, 2015	(310,500)	0.50
Balance, December 31, 2015	2,636,406	1.04

During the nine months ended December 31, 2015 the company issued the following tranches of warrants:

a)	94,750 warrants were issued with an exercise price of $1.00 and a three year term ending September 1, 2018 to holders of the September 3, 2013 warrants who had exercised a total of 189,500 warrants during the six months ended September 30, 2015 prior to the expiry date of September 2, 2015. These warrant holders each received a half warrant for each full warrant they exercised. These warrants were valued at $18,255 using the Black Scholes method criteria as below.

b)	1,362,332 warrants were issued with an exercise price of $1.00 and a three year term ending September 1, 2018 to the parties participating in the $0.25 private placement for common shares (the “$0.25 PP”) in the quarter. Each subscriber to the private placement received a half warrant for each common share they subscribed for. These warrants were valued at $262,470 using the Black Scholes method criteria as below.

c)	80,740 warrants were issued with an exercise price of $1.00 and a three year term ending September 1, 2018 to the parties participating in the $0.50 private placement for common shares (the “$0.50 PP”) in the quarter. Each subscriber to the private placement received a half warrant for each common share they subscribed for. These warrants were valued at $15,566 using the Black Scholes method criteria as below.

d)	17,500 finder’s warrants were issued with an exercise price of $1.00 and a three year term ending September 1, 2018 to an arms-length third party assisting in the $0.25 PP. These warrants were valued at $3,372 using the Black Scholes method criteria as below.

Each of the warrant issuances above were valued using the Black Scholes method, which included the dividend yield as nil, risk-free interest rate of 1.07%, expected volatility of 70.42%, and expected term of 3 years.

As at December 31, 2015, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price (US$)	Expiry date

694,414	1.00	June 24, 2018
386,670	1.25	December 10, 2018
1,555,322	1.00	September 01, 2018

2,636,406

8.	Share Options

The following table summarizes the continuity of share purchase options:

	Number of options	Weighted average exercise price (US$)

Balance, March 31, 2014	5,500	1.00
Issued in period	250,000	1.25
Expired in period	(5,500)	1.00
Cancelled in period	(192,709)	1.25
Balance, March 31, 2015	57,291	1.25
Issued in period	2,630,000	0.60
Cancelled in period	(57,291)	1.25
Balance, December 31, 2015	2,630,000	0.60

As at December 31, 2015, the following share purchase options were outstanding:

Number of options outstanding	Exercise price (US$)	Expiry date

2,630,000	0.60	September 30, 2020

On September 1, 2014 the Company issued 250,000 share options for consulting services with a three year term, expiring on August 31, 2017. The options vested monthly in equal installments and were valued at $201,150 using the Black Scholes method, which included the dividend yield of nil, risk-free interest rate of 0.99%, expected volatility of 111.0%, and expected term of 3 years. At March 31, 2015 192,709 options were cancelled as a result of the termination of consulting services while 57,291 options were cancelled at December 31, 2015. There were no options exercised since the date of issue. For each of the three and nine months ended December 31, 2015 $nil (2014 - $nil) stock based compensation expense was recorded.

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

On October 1, 2015, 2,630,000 stock options from the Stock Option Plan  were issued to directors, employees, advisors and consultants for the exercise of up to 2,630,000 common shares with a $0.60 exercise price, a 5 year life, and vesting terms ranging from immediate to 32 months depending, generally, on the tenure of staff.

The options vested monthly in equal installments and were valued at $600,753 using the Black Scholes method, which included the dividend yield of nil, risk-free interest rate of 0.68%, expected volatility of 76.7%, and expected term of 5 years. As at December 31, 2015, 1,490,703 of the granted options have vested, $nil have been exercised, and $nil have expired or been forfeited. For each of the three and nine months ended December 31, 2015 $600,753 (2014 - $nil) stock based compensation expense was recorded.

9.	Concentration of Risk

During the three and nine months period ending December 31, 2015, revenues generated were $74,383 and $81,460, respectively, compared to revenues of $72,039 and $94,194, respectively, during the same period in 2014. Revenues are generated through m-commerce services provided in line with the contracts acquired by Mobetize from Alligato Inc. and revenues generated through consulting services provided to Alligato Inc., and to independent customers.

During the three months ended December 31, 2015, the Company had revenues from four customers (2014 – revenues from four customers) with 73% (2014 – 52.5%) of revenues generated from the Company’s largest customer.

During the nine months ended December 31, 2015, the Company had revenues from four customers (2014 – revenues from five customers) with 66% (2014 – 63%) of revenues generated from the Company’s largest customer.

10.	Commitment and Contingencies

The Company has obligation under rental lease for its operating office. As of December 31, 2015, the remaining term of the lease is nine months with monthly payments of $4,900. The Company’s lease includes a renewal option.

11.	Segment Information

The company has currently one operating segment located in Canada. Therefore, there is a single reportable segment and operating unit structure. The Company’s chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

12.	Comparative Periods

Certain comparative amounts for the prior period have been reclassified to conform to the current period presentation.

13.	Subsequent Events

Subsequent to December 31, 2015, the Company’s CFO resigned from his position and a new CFO was appointed.

Also, subsequent to December 31, 2015, the Company authorized issuance of 250,000,000 shares of preferred stock and designated 10,000,000 of the preferred stock as Series A preferred shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

We were incorporated in the State of Nevada on February 23, 2012. Our business office is at 8105 Birch Bay Road, Suite 205, Blaine WA 98230. Our telephone number is (206) 347-4515.

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

On September 1, 2014 the Company issued 250,000 share options for consulting services with a three year term, expiring on August 31, 2017. The options vested monthly in equal installments. There were no options exercised since the date of issue. At December 31, 2015 all options were cancelled.

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

smartRemit is accessed via the smartWallet and provides users with 24/7 mobile money transfer remittance capabilities via the mobile web through 50,000+ agent locations worldwide. We anticipate this reach to grow during the remainder of 2016 with money transfer capability through 170,000 payout agents and delivery to any bank accounts in over 600 Banks worldwide.

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

In April 2015 we completed the production version of Mobile Web application 1.0.  This consists of smartCard, Paypal, bank ACH and credit card processing as cash-in options.  Cash-out options include smartCharge, smartBill, person-to-person transfers, and smartCard for ATM withdrawals and POS purchases. The CRM, reporting, and incident management tools have been completed in addition to the completion of the desktop version and Representation State Transfer (REST) APIs with all of the above features. During the three months ended June 30, 2015 Mobetize began receiving the initial revenue stream from its first customer, CostMaster, who began using the Mobile Web application Version 1.0 for delivery of their foreign payroll.

In May 2015 we began the final phase of development of Version 2.0 for rollout to our customers. MPAY’s Version 2.0 includes the most significant component and key differentiator of our offering to-date being International Money Transfer capabilities globally via our International Money Transfer partners. Version 2.0, which also supports the Spanish language in the mobile web application, allows our existing customers to offer International Money Transfer capabilities from USA via a network of nearly 200,000 payout agent locations and bank transfers to over 600 Banks worldwide.

The World Bank estimated that in 2014 $131 Billion dollars was sent from the USA by residents and immigrant workers to their family members in their respective countries. The USA is the largest market for these money transfer services accounting for over 22% of all global money transfers. MPAY’s Version 2.0 is expected to generate multiple revenue streams for Mobetize from the deployment of these mobile and desktop financial services via our existing customers. CRM and reporting tools are included in the Version 2.0 as well.

Future upgrades and implementations for Version 2.0 include introducing standalone REST API services for our financial products to allow clients with existing technologies, such as virtual wallets, to be able to include them in their systems. Desktop Web as well as native applications for iOS and Android are also inclusive in the above mentioned future releases.

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

On August 10, 2015 Mobetize Corp. showcased its latest MPAY Version 2.0 at the Prepaid Expo in Las Vegas which incorporates the full mobile money product suite that can be white-labeled by any telecom operator. The suite consisted of a mobile wallet with key financial services offerings that now include global money transfer capability, US bill payments, global gifting of prepaid air-time top ups and paid Visa/MasterCard programs for Telecom Operators. Mobetize allows its telecom operators to pick and choose the financial services they want to deliver branded for their customer, which can be launched through APIs, or as a stand-alone system.

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

On September 1, 2015 Mobetize Corp. announced the closing of a recapitalization agreement with several existing investors and founders generating net proceeds of approximately $747,000. Proceeds from the transaction will provide Mobetize with greater financial flexibility and additional capital to support any potential increase in business demand. Each investment unit consisted of one common share of the Company's stock and one half-warrant. The warrants are exercisable at $1.00 per share and are valid for three years from issue date. $8,750 cash financing fees and 17,500 financing warrants were associated with these private placements. As part of the financing, the Company's co-founders converted $228,240 of unsecured loans, advances and warrants into equity.

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

RESULTS OF OPERATION

Operating Revenues, Operating Expenses and Net Loss

	US $		US $
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Operating Revenues	74,383	72,039	81,460	94,194
Operating Expenses	1,007,340	414,498	1,727,763	191,710
Net Loss from Operations	(932,957)	(342,459)	(1,646,303)	(1,097,516)

Our company generated $81,460 of revenue in the nine months ended December 31, 2015 compared to revenues of $87,068 during the same period in 2014. For the three months ended December 31, 2015, our company generated $74,383 of revenue compared to $64,913 of revenue during the same period in 2014. All revenues are currently generated through m-commerce services provided in line with the contracts acquired by Mobetize from Alligato Inc. Our company expects to generate further revenue in the next 12 months as Mobile Money services are deployed.

Our operating expenses for the three and nine months ended December 31, 2015 and 2014 are outlined in the following table:

	US $		US $
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Depreciation	918	439	2,349	439
General and administrative	76,211	15,202	189,627	91,104
General and administrative – related party	1,811	77,448	3,973	91,699
Stock based compensation expense	600,753	-	600,753	-
Investor relations and promotion	22,711	56,713	29,866	137,853
Listing fees	10,629	10,925	31,820	26,356
Management salaries and consulting fees	104,444	77,027	278,289	315,913
Management salaries and consulting fees– related party	30,000	57,000	90,000	157,250
Professional fees	17,986	3,112	55,996	56,565
Research and development	93,643	42,061	330,259	56,162
Research and development – related party	32,986	46,039	45,822	227,199
Sales and marketing	15,248	28,532	69,009	28,532
Sales and marketing – related party	-	-	-	2,638
Total Operating Expenses	1,007,340	414,498	1,727,763	1,191,710

For the nine months ended December 31, 2015 operating costs were $1,727,763 compared with $1,191,710 for the nine months ended December 31, 2014.

This $536,053 increase is primarily attributed to the following: $107,987 decrease to investor relations as we eliminated an investor relations services contract, and $104,874 decrease in management fees as we internalized certain roles while optimizing the management structure to reduce overhead cost, which was offset by a $92,720 increase in research and development as we continued to focus on and invest in our product development, and a $600,753 increase in stock based compensation due to the issuance of stock options to management and employees.

For the three months ended December 31, 2015 operating costs were $1,007,340 compared with $414,427 for the three months ended December 31, 2014. This $370,446 increase is primarily attributed to the following: $600,753 increase in stock based compensation due to the issuance of stock options to management and employees.

During the nine months ended December 31, 2015, our company recorded a net loss of $1,423,836 compared with a net loss of $1,096,438 for the nine months ended December 31, 2014. During the three months ended December 31, 2015, our company recorded a net loss of $710,490 compared with a net loss of $342,389 for the three months ended December 31, 2014. Revenues during each of these periods was not significant, therefore any change to net loss can be best explained through the analysis of total operating costs above.

Liquidity and Capital Resources

	US $
	December 31, 2015	March 31, 2015

Current Assets	249,124	390,544
Current Liabilities	132,646	110,110
Working Capital	116,478	280,434

As at December 31, 2015, our company’s cash balance was $125,642 and total assets were $260,957, compared to cash balance of $312,899 and total assets of $404,150 as at March 31, 2015. The increase in the cash balance was primarily attributed to proceeds from the sale of common stock and warrant exercise offset cash used from operating activities. The increase in total assets was also primarily due to the increase in the cash balance offset somewhat by reductions in accounts receivable and prepaid expenses and deposits.

As at December 31, 2015, our company had total liabilities of $210,601 compared with total liabilities of $163,215 as at March 31, 2015. The increase in total liabilities is attributed to a $22,036 increase in account payable and accrued liabilities and an increase in $77,995 due to the granting of a shareholder loan, offset by a decrease to due to related party of $53,105.

As at December 31, 2015, our company has working capital of $116,478 compared with working capital of $280,434 at March 31, 2015 with the decrease in the working capital attributed to decreased current assets, particularly cash used for business purposes, and an increase in total liabilities as indicated above.

Cash Flows

	US $
	Nine Months Ended
	December 31,
	2015	2014
Cash flows used in Operating Activities	(1,055,746)	(911,126)
Cash flows used in Investing Activities	(1,554)	(7,396)
Cash flows provided by Financing Activities	872,757	1,273,622
Effect of exchange rate changes on cash	(2,711)	-
Net Increase in Cash During Period	(187,254)	355,100

Cash flow used in Operating Activities

During the nine months ended December 31, 2015, our company used $1,055,746 of cash for operating activities compared to $911,126 of cash used in operating activities during the nine months ended December 31, 2014. The $144,620 increase in cash used in operating activities is primarily attributed to the fact that net loss after adding back shares issued for services and amortization expense was $327,398 higher in 2014 which was offset by a decrease in shares issued for services of $245,181, a decrease in accounts receivable, an increase prepaid expenses and an increase in payable and accrued liabilities in the 2015 period.

Cash flow used in Investing Activities

During the nine months ended December 31, 2015 our company used $1,554 of cash in investing activities compared to $7,396 in 2014. Cash used in investing activities during the nine months ended December 31, 2015 was due to the purchase of computer equipment while cash used in investing activities during the same period in 2014 was due to investment in software development costs.

Cash flow from Financing Activities

During the nine months ended December 31, 2015, our company received $872,757 of proceeds from financing activities compared to $1,273,622 during the nine months ended December 31, 2014. Both periods benefitted from private placements share subscriptions that during the nine months ended December 31, 2015 included approximately $228,000 of investment by the Chief Executive Office and the Chief Financial Officer of the company.

SUBSEQUENT DEVELOPMENTS

Subsequent to December 31, 2015, the Company’s CFO resigned from his position and a new CFO was appointed.

Also, subsequent to December 31, 2015, the Company authorized issuance of 250,000,000 shares of preferred stock and designated 10,000,000 of the preferred stock as Series A preferred shares.

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

These financial statements included in this Quarterly Report for December 31, 2015 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2015, our company has an accumulated deficit of $5,679,352 and has accumulated other comprehensive losses of $6,014. The continuation of our company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from our company’s future operations. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Dated: February 12, 2016	MOBETIZE CORP.
By: /s/ Elena Karamushko
Elena Karamushko, Chief Financial Officer

MOBETIZE CORP.
By: /s/ Ajay Hans
Ajay Hans, Chief Executive Officer