Form 10-Q/A
period 2015-12-31
MOBETIZE, CORP.
filed 2016-05-11
CIK 1546679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended December 31, 2015.

 ☐      Transition  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

transition period from

to

.

Commission file number: 333-181747

MOBETIZE CORP.

(Exact name of registrant as specified in its charter)

Nevada

99-0373704

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

8105 Birch Bay Square Street, Suite 205, Blaine, Washington 98230

(Address of principal executive offices)    (Zip Code)

(604) 306-9223

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

Indicate  by  check  mark  whether  the  registrant:  (1)  filed  all  reports  required  to  be  filed  by  Section  13  or

15(d)  of  the  Exchange  Act  during  the  past  12  months  (or  for  such  shorter  period  that  the  registrant  was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate

Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of

Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that

the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-

accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer☐  Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the

Exchange Act): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable  date.  The  number  of  shares  outstanding  of  the  issuer’s  common  stock,  $0.001  par  value  and preferred stock, $0.001 par value at May 10, 2016, were 28,750,881 and 4,565,000 respectively.

EXPLANATORY NOTE

Amendment No. 1 amends Mobetize Corp.’s (“Mobetize”) Quarterly Report on Form 10-Q for the period ended December 31, 2015, which was filed with the Securities and Exchange Commission

(“Commission”) on February 12, 2016 (“Original Filing”). Mobetize is filing this Amendment No.1 for the sole purpose of including amended Exhibits 31.1, 31.2, 32.1 and 32.2 which contain Section 302 and

Section 906 of the of the Sarbanes-Oxley Act of 2002 certifications of Mobetize’s chief executive officer and chief financial officer. The certifications included in Exhibits 31.1, 31.2, 32.1 and 32.2 to the Original

Filing were erroneously dated February 12, 2015.

Amendment No. 1 does not include the entire Form 10-Q for the period ended December 31, 2015.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the

Original Filing and Mobetize has not updated disclosures included therein to reflect any events that occurred subsequent to February 12, 2016.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our chief executive officer and chief financial officer pursuant to Commission Rule 13a-

14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this

Amendment No. 1.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page

5 of this Form 10-Q/A, and are incorporated herein by this reference.

SIGNATURES

Pursuant  to  the  requirements  of  the  Securities  Exchange  Act  of  1934,  the  registrant  has  duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mobetize Corp.

Date

/s/ Ajay Hans

May 10, 2016

By: Ajay Hans

Its: Chief Executive Officer, and Director

/s/ Elena Karamushko

May 10, 2016

By: Elena Karamushko

Its: Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

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

101.INS*

XBRL Instance Document†

101.SCH*

XBRL Taxonomy Extension Schema Document†

101.CAL*

XBRL Taxonomy Extension Calculation Linkbase Document†

101. DEF*

XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB*

XBRL Taxonomy Extension Label Linkbase Document†

101.PRE*

XBRL Taxonomy Extension Presentation Linkbase Document†

*

Incorporated hereto by reference to the Form 10-Q filed with the Commission on

February 12, 2016.

†

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed

“furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed”

for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.