Form 10-K
period 2016-03-31
MOBETIZE, CORP.
filed 2016-07-11
CIK 1546679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016.



☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

.

Commission file number:  000-28731

MOBETIZE CORP.

(Exact name of registrant as specified in its charter)

Nevada

99-0373704

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

8105 Birch Bay Square Street, Suite 205, Blaine, Washington 98230

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (778) 588-5563

Securities registered under Section 12(b) of the Act: none.

Securities registered under Section 12(g) of the Act: none.

DRAFT

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities

Exchange  Act  of  1934  during  the  preceding  12  months  (or  for  such  shorter  period  that  the  registrant  was  required  to  file  such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate  by  check  mark  whether  the  registrant  has  submitted  electronically  and  posted  on  its  corporate  Web  site,  if  any,  every

Interactive  Data  File  required  to  be  submitted  and  posted  pursuant  to  Rule  405  of  Regulation  S-T  (§  232.405  of  this  chapter)

during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained  herein,  and  will  not  be  contained,  to  the  best  of  registrant’s  knowledge,  in  definitive  proxy  or  information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐



Indicate by check mark  whether the registrant is a large accelerated filer, an accelerated  filer, a non-accelerated filer, or a  smaller reporting  company.  See  the  definitions  of  “large  accelerated  filer,”  “accelerated  filer”  and  “smaller  reporting  company”  in  Rule

12b-2 of the Exchange Act. Smaller reporting company ☑



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

The  aggregate  market   value  of  the  registrant’s  common  stock,  $0.001  par  value  held  by  non-affiliates   (12,944,506)  was

approximately $8,284,484 based on the last price ($0.64) at which its common stock was sold on September 30, 2015.

At  July  4,  2016,  the  number  of  shares  outstanding  of  the  registrant’s  common  stock,  $0.001  par  value  was  23,330,233,  the number  of  shares  outstanding of  registrant’s  Series A  preferred  stock, $0.001 par  value was 4,565,000, and  the number  of  shares outstanding of registrants Series B preferred stock, $0.001 par value was 5,420,648.

TABLE OF CONTENTS

PART I

BUSINESS OVERVIEW AND RISKS

ITEM 1

Business

3

ITEM 1A

Risk Factors

13

ITEM 1B

Unresolved Staff Comments

13

ITEM 2

Properties

13

ITEM 3

Legal Proceedings

13

ITEM 4

Mine Safety Disclosures

13

PART II

FINANCIAL AND MARKET INFORMATION

ITEM 5

Market for Registrant's Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

14

ITEM 6

Selected Financial Data

20

Management’s Discussion and Analysis of Financial Condition and Results of

ITEM 7

Operations

21

ITEM 7A

Quantitative and Qualitative Disclosures About Market Risk

26

ITEM 8

Financial Statements

26

ITEM 9

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

52

ITEM 9A

Controls and Procedures

52

ITEM 9B

Other Information

54

PART III

RELATED PARTIES AND GOVERNDRAFT  ANCE

ITEM 10

Directors, Executive Officers and Corporate Governance

55

ITEM 11

Executive Compensation

59

Security Ownership of Certain Beneficial Owners and Management and Related

ITEM 12

Stockholder Matters

62

ITEM 13

Certain Relationships and Related Transactions, and Director Independence

63

ITEM 14

Principal Accounting Fees and Services

64

PART IV

EXHIBITS

ITEM 15

Exhibits, Financial Statement Schedules

65

Signatures

66

PART I - BUSINESS OVERVIEW

ITEM 1.

Business

As used herein the terms “Mobetize,” “we,” “our,” “us,” refer to Mobetize Corp., and our predecessors, unless the context indicates otherwise.

BACKGROUND

We were incorporated in the State of Nevada on February 23, 2012, as Slavia Corp. in order to assist international students enroll in accredited universities, institutes, colleges or schools in Canada. Since we were not able to raise sufficient capital to fund development in this business segment, management determined to consider alternative strategies to create value for our shareholders.

On July 9, 2013, we entered into an Asset Purchase and Sale Agreement with Mobetize Inc., a Nevada corporation. The Asset Purchase and Sale Agreement caused us to acquire substantially all of the assets and none of the liabilities of Mobetize Inc. in exchange for shares of our common stock. The assets conveyed included a license agreement between Mobetize, Inc., Paysafe Group PLC (formerly Optimal

Payments PLC) and Rentmoola Payment Systems Inc. We changed our name to “Mobetize Corp.”

effective August 13, 2013, in connection with this transaction.

We offer services in the United States through our Nevada subsidiary Mobetize USA Inc. and to clients outside the United States through our Canadian Subsidiary Mobetize Canada Inc.

Mobetize’s USA business office is located at 8105 Birch Bay Road, Suite 205, Blaine Washington 98230

and our Canadian operations are located at #1150 – 5DRA1FT  0 Burrard St. Vancouver, BC, V6C 3A8. Our

registered statutory office is located at Nevada Agency and Transfer Company 50 West Liberty Street,

Suite 880, Reno, Nevada 89501.

Mobetize trades on the OTCQB, an electronic trading platform owned by OTC Markets Group, Inc. under the symbol “MPAY”.

OVERVIEW

Fintech — financial technology — is an umbrella term describing disruptive technologies involved in the provision of financial services. Fintech is transforming the way money is managed and affects almost every financial activity.

Mobetize is an emerging Fintech company which provides Fintech solutions and services that enable and support the convergence of global telecom and financial services providers (the “Customers”) through our

Global Mobile B2B Fintech and Financial Services Marketplace (the “Hub”).

This Hub provides among other things a mobile financial services (“MFS”) white label technology platform, including an individual MFS application program interface (“API”) consumption protocol to enable and support services such as prepaid air-time and data top ups, international money transfers, P2P transfers, Visa™/MasterCard™ programs and bill payments on personal computers and mobile devices

(the “Services”).

The  Hub  seamlessly  integrates  with  Mobetize  Customers;  who  subsequently  offer  the  Services  to  their subscribers and members (the “Users”).

Users access the Services from the Hub through multiple access points including:

1. Desktop Applications

2. Mobile Web Applications

3. Native Applications for Apple iOS Devices and Android Devices

REVENUE

The Mobetize HUB generates revenue from:

1)

Transactional processing fees based on volume of activity

2)

Revenue share based fees for financial services delivered by the Mobetize Hub

3)

Recurring platform fees for licensing of the Mobetize Hub

4)

Recurring fees for service level agreements

5)

Consulting and professional services fees

6)

Customization, integration, and deployment fees

Existing revenue is influenced by among other things, the growth of the consumption of telecom and financial services over the Internet globally and the adoption of digitized financial services by Users and their comfort with mobile as an access point to complete transactions. Future revenue will also be affected by our ability to innovate new technology processes and systems that our Customers want to offer to their

Users. Our strategy is to drive growth by:

•

Leveraging our existing contracts to increase Customer and User adoption

•

Enhancing business development efforts to expand sales globally

•

Evaluating M&A strategies to grow inorganically

•

Continuing to bring innovative Fintech solutiDRAFTons and technology first-to-market.

FINTECH ECOSYSTEM

Globally FinTech “ecosystems” have stimulated technological innovation, made financial markets and systems more efficient, and improved the overall customer experience. These ecosystems — include telecom and financial service providers that are faced with heavy competition from enterprises like Apple and Google who have cemented their positioning to compete in various parts of the Fintech ecosystem.

To remain competitive, telecoms and financial service providers are evaluating and adapting to the digital age with a broad set of solutions, from pure channel adaptation to radical changes in business models.

Banking Industry

In a report published by the Economist Intelligence Unit titled: ‘The Disruption of Banking,’ over 100 senior bankers and 100 Fintech executives were interviewed to ascertain the likely landscape for the retail banking industry over the next five years. When bankers were asked how Fintech might disrupt the banking industry, more than 90% of the bankers believed that Fintech firms will have a significant impact on the future landscape of banking, with more than a third believing that Fintech will win an equal share or even dominate the market.

According to Juniper Research (July 2013), 800 million people would use mobile banking services in

2014, which number is expected to increase to 1.75 billion (32 percent of the global adult population) by

2019.

As of February 2015, bank spending on new technologies in North America was projected by Juniper

Research to reach $17 billion dollars in 2015 and increase to $19.9 billion dollars in 2017.

The online statistics Internet portal Statista at www.statista.com/topics/2404/fintech reported that the value of investment in financial technology ventures on a global scale amounted to approximately $3 billion dollars in 2013 and was projected to grow to around $8 billion dollars in 2018. In 2013, 29 percent of Fintech investments were in the banking and corporate finance area. Statista further reported that the

United States was the leading Fintech country in 2014, as the value of investment in U.S. financial technology companies reached approximately $3.97 billion dollars. Silicon Valley, New York, and

London were the leading world Fintech locations that year.

Telecoms

According to The International Telecommunication Union (May 2014), there are nearly seven billion mobile subscribers worldwide representing about 95.5 percent of the world population. Telcoms are uniquely positioned to be the leading providers of mobile financial services to their customers by leveraging their billing platforms. The fact that basic financial services can be done without a banking relationship further strengthens the opportunity for telecoms.

Money Remittance

The World Bank estimated that in 2014 $131 billion dollars was sent from the United States by residents and immigrant workers to their family members in their respective countries. The United States is the largest market for these money transfer services accounting for over 22% of all global money transfers.

TECHNOLOGY SOLUTIONS AND PRODUCTS

DRAFT

The Mobetize Global Mobile B2B Fintech and Financial Services Marketplace/Hub offers the following:

smartWallet:

Our smartWallet solution is provided via mobile web and web OS Apple and Android app to the desktop,

iPad, or mobile phone.

The smartWallet is the core of our HUB and allows Users to load funds into their mobile wallet and access global mobile financial services such as prepaid top-ups for themselves or for gifts for family members, P2P money transfers, international money transfer remittances, bill payments and bill management.

Users can load funds into their smartWallet from their bank account (ACH or real time ACH), via credit or prepaid debit card, and PayPal.

The smartWallet can be integrated with an existing billing system to enable a mobile ‘my account’ as part of a mobile wallet with features including:

•

Registration - sign in and sign up

•

User Account Settings - Allows the User to update their information, edit/add and save different payment methods while changing password and saving account numbers to favorites for fast access.

•

View Balance - Users are able to track their balances by viewing their real-time balance.

•

Add and Save Services -Create, save, and edit a list of favorites for easy and fast access to all transactions.

•

Favorites - Create, save, and edit a list of favorite contacts, remittances, airtime transactions and more for convenience and accessibility.

DRAFT

•

Stored Payment Methods - Safely store and edit a list of preferred method of payments to load the

smartWallet and increase convenience and accessibility including credit cards, debit cards, and

ACH.

smartRemit:

A fully integrated mobile platform dedicated to providing convenient, efficient, scalable, and inexpensive global money transfer solutions for Customers and Users.

smartRemit enables Users to send funds cross-border via multiple payout channels such as, direct bank account deposits, pick-up at agent location, and home delivery. Users can send funds in one currency and have the beneficiary receive in another. Cash delivery options include:

•

Cash to cash

•

Cash to account

•

Door service

•

Mobile transfers

smartRemit is accessed outside the smartWallet to ensure full Money Transfer Licensing compliance.

smartRemit provides Users with 24/7 mobile money transfer remittance capabilities.

smartCharge:

smartCharge enables real time prepaid mobile top-ups to any mobile phone and recharge transfers to over

350 mobile network operators in 90 countries, reaching 3.6 billion prepaid users. Users can send air-time top-ups to any prepaid mobile phone globally.

smartBill:

smartBill is supported by our MSB licensed billing partner and allows Users to pay bills at approximately

14,000 companies within the United States, including utilities, cable companies, and mobile phone providers.

smartTel:

smartTel can be integrated by our telecom Customers, electronic bill presentment and payment systems or directly connect to third-party billing platforms.

smartTel features allow Users the ability to view their telecom service invoices and account activity, pay their outstanding invoices, and email themselves their records.

smartCard:

smartCard is our white label Visa/MasterCard program that allows users to request (during sign-up or at any time via the Mobetize app) a prepaid MasterCard or Visa card, which is linked to their smartWallet.

Users are able to move any cleared funds from their smartWallet on to the MasterCard, allowing them to make purchases both online and in retail locations, plus withdraw cash from ATMs.

Users are able to track the balance and see recent transactions via the Mobetize smartWallet and can easily move money back to the smartWallet. The smaDRAFTrtCard has the same white-label branding as the

smartWallet for a seamless User experience.

Customer Relationship Management (“CRM”) and Reporting Tool:

Mobetize provides Customers an online CRM and data analytics reporting system for all transactions processed through the Hub.

The reporting system can be configured so that different levels within a customer’s team can see and access different levels of information. The reporting tool provides real time data, at different levels of detail, allowing Customers to track User metrics as:

•

Transactions $ values

•

Transaction volume-by type of transaction

•

Number of registered users

•

Number of active users

•

Geographic splits

•

Other key performance Indicators

The web based CRM reporting tool also provides Customer’s access to User data such as:

•

User information (name, address, etc.)

•

User transaction history

•

User wallet balance

This data is a key driver for User support services.

Latest Technology and Product Developments

Technology

In April 2015, we completed the production version of Mobile Web application 1.0. This suite of products includes smartCard, Paypal, bank ACH, and credit card processing as cash-in options and smartCharge,

smartBill, person-to-person transfers, and smartCard for ATM withdrawals and POS purchases as cash-

out options. The CRM, reporting, and incident management tools are active in addition to a desktop version and Representation State Transfer (“REST”) Application Program Interface (“API”) with all of the above features.

In October 2015, we completed the development of Version 2.0 for rollout to our Customers. Version 2.0 includes the most significant component and key differentiator of our offerings to date by enabling international money transfer capabilities globally via our international money transfer partners. Version

2.0 also supports multi-language web services, with the Spanish language being the first non-English language offered. Existing customers equipped with Version 2.0 can initiate international money transfers from the United States via a network of nearly 200,000 payout agent locations, and instruct bank transfers to over six hundred banks worldwide.

In March 2016, we completed the development of Version 2.1, which incorporates a new registration system. The system includes text message verification and allows faster password recovery as well as faster completion of the registration process on a mobile device.

DRAFT

We are now in the final stages of completing Version 2.2, which will enable instantaneous bank account verification functionalities that will permit Mobetize to scrutinize User financial credentials.  We expect to launch Version 2.2 in the third quarter of 2016.

The Mobetize Hub will continue to be developed as a Fintech marketplace that offers stand alone

Services, REST API services for our financial technology products, and solutions that allow clients with existing technologies, such as virtual wallets, to be able to include Mobetize Services in their systems.

Native applications for iOS and Android are also expected to be completed in the third quarter of 2016.

BUSINESS

On September 3, 2014, Mobetize was selected by DCR Strategies Inc. (“DCR”), an alternative financial services company (“AFSC”), that specializes in designing, hosting and sustaining prepaid card programs;

to support its “TruCash” brand as a mobile financial services provider. We have since fully integrated our

smartWallet into TruCash prepaid card mobile applications.  Millions of existing DCR prepaid card users can access DCR services through our smartWallet in the United States and Canada. DCR is planning to launch their Mobetize supported services in the third quarter of 2016.

The successful testing and integration of our Hub with DCR proves that our model for account to account interoperability and API consumption with existing AFSCs is viable.  This validation represents a significant milestone for Mobetize as we are now able to market our Hub to major alternative AFSCs like

Apple, Inc. and its Apple Pay brand.  Our relationship with DCR has resulted in processing revenues.

On September 8, 2014, we entered into an agreement with Impact Telecom (“Impact”), a global provider of voice, messaging, and data services, to offer the Mobetize smartWallet for the delivery of international money transfers, mobile airtime top-up, and bill payments to Impact’s extensive customer base in the

United States and Canada. To date our agreement with Impact has not generated any revenue, however,

Impact was instrumental in the successful negotiation of an agreement with CostMaster Communications

Inc.

During the year ended March 31, 2016, Mobetize realized processing revenues from CostMaster

Communications Inc. (“CMC”) a worldwide communication carrier based in Vancouver, Canada. As a pioneer in long distance VoIP, CMC is now a major carrier in several markets around the globe. CMC implemented Mobetize’s smartCard for delivery of its foreign payroll. To date we have processed and distributed over $1 million dollars in payroll for CMC.  The Services provided to CMC proved our metrics and Mobetize’s ability to handle payroll services via our smartRemit product that utilizes international person to person (P2P) mobile money transfers on the MasterCard™ network.

Mobetize was selected from over 100 technology companies to speak and present at the 2015 Innovation

Showcase Event on May 29, 2015, held by the Telecom Council of Silicon Valley in Sunnyvale,

California. Mobetize showcased its Hub to decision level executives and had more than ten individual meetings and demos with some of largest telecom companies in the world. The meetings resulted in numerous NDA’s and ongoing discussions with several large global telecoms.

On August 10, 2015, Mobetize showcased Version 2.0 at the Prepaid Expo in Las Vegas, Nevada, a

product suite that incorporates the full mobile money product solution that can be white-labeled by any telecom operator. The suite consists of a mobile wallDeRAFT t with key financial services offerings that include global money transfer capabilities, US bill payments, global gifting of prepaid air-time top ups and paid

Visa™/MasterCard™ programs for telecom operators. Mobetize allows its telecom operators to pick and choose the financial services they want to deliver branded for their respective customers, which can be launched through APIs, or as a stand-alone system.

On October 7, 2015, Mobetize announced that it had formed a strategic partnership to deliver mobile wallet and financial services to customers of Pure Minutes, Ltd. (“PML”). PML is a leading provider of prepaid international calling services and mobile phone payment services for domestic and international mobile carriers with an addressable customer base of over 1.1 million in the United States. In June 2016,

PML completed a white label application of the Mobetize smartWallet under the brand Digibux. The online portal www.mydigibux.com has also been completed and PML expects to be launching the services to their customers in the third quarter of 2016.

On October 15, 2015, Mobetize signed a consulting services agreement with Tata Communications

(America) Inc., (“TATA”), a global provider of communications services and infrastructure, to license

Mobetize solution as their core mobile money platform. Mobetize and Tata are working closely to create a global business to business (B2B) channel strategy to deliver a financial technology services hub for telecom companies, enterprise and alternative financial service providers that Tata supports globally in its telecom network.  We are also discussing opportunities in India and other global markets where Tata has significant brand and product presence.

On November 3, 2015, Mobetize announced that it had formed a strategic partnership with Global Service

Solutions, Inc. (“Global Service”) to deliver a mobile money and financial services platform under its new brand Gotawallet™.  Global Service, through its’ Got Prepaid™ brand, provides distribution,

through a nation-wide channel of large distributors and retailers, to over one million end-users in the

United States covering over fifty different prepaid cellular products. The products include a combination of hard card, real time replenishments, and e-pin formats. The Got Prepaid™ brand is highly regarded within the prepaid segment of the market for its ability to provide quality customer service and technical support. Got Prepaid™ provides recharge capabilities for wireless AT&T, Verizon, T Mobile, H20, Red

Pocket and many other telecom providers. The project to deliver a mobile financial services platform was completed in the second quarter of 2016. We are now actively working with Global Service to discuss various market launch strategies.

During the second quarter of 2016 Mobetize entered into a development agreement with a financial institution in Canada to explore the potential expansion of Mobetize Hub to deliver digitized/mobile lending capabilities in compliance with and supported by the bank regulatory framework.  The successful development of such a platform could significantly disrupt the traditional lending model for financial institutions. Work is presently underway to advance this project.

During the second quarter of 2016, Mobetize also signed a letter of intent with another financial institution in Canada, which maintains an ATM Network comprised of more than one hundred and fifty banks that could potentially integrate our Mobetize Hub into their bank client ecosystem. The purpose of these discussions is the next step in our vision to become a leading technology company resolute on the convergence of telecom and financial services. For example, imagine for a moment, a mobile lending service delivered by a bank integrated to our MFS Hub. Banks could offer their mobile lending services

directly to telecom customers. Mobetize Hub could bDRAeFT   the central platform connecting the respective

parties and clearing the related transactions. The eventual transformation of a mobile lending service could extend to include consumer products, insurance, mortgages, and much more. A technology transformation of this magnitude would represent a huge disruption to traditional retail banking. Should we proceed to an agreement in this instance, the successful integration of our Hub with the bank’s ATM

Network would be an industry first move that would impact millions of bank customers.

COMPETITION

The global Fintech industry is highly competitive. We compete against businesses in varied industries,

many of which are larger than we are, have a dominant and secure position in other industries, or offer other goods and services to consumers and merchants which we do not offer. We compete against all forms of Fintech service providers, including credit and debit cards providers, automated clearing house and bank transfers providers, other online payment services providers, mobile payments providers, and offline payment methods, including cash and check.

We compete primarily on the basis of the following:

•

ability to attract, retain, and engage customers and their users

•

ability to show that customers will achieve incremental sales by using our Mobetize Hub

•

security of transactions and the ability for customers to integrate our Mobetize Hub products and services

•

fee structure

•

ability to develop services across multiple customer channels, including telecom and Fintech service providers

•

customer service

•

brand recognition

•

website, mobile platform and application onboarding, ease-of-use, and accessibility

•

system reliability and data security

•

ease and quality of integration into third-party mobile applications and operating systems

•

quality of developer tools such as our Mobetize Hub programming interfaces

Mobetize seeks to differentiate itself from other industry participants. The vision of the Mobetize Hub is to create an open marketplace of Fintech services and partnerships. Our open Fintech architecture for telecoms and financial institutions uniquely positions us to potentially disrupt the current money services infrastructure.

COMPETITIVE ADVANTAGES

Mobetize has developed a unique business and partnership model to simplify and orchestrate mobile financial services.  There are two key business relationships which give us a competitive advantage:



Telecoms and Financial Institutions – These are revenue share business partnerships that are our channels to acquire customers and maximize transactional volumes. These partnerships can white label the Mobetize Hub or integrate via the API consumption model to market the various MFS products to end users.



Financial Partners – These are our strategic financial services partners who traditionally have bricks and mortar style financial services and products. We digitize their regulatory compliance and service fulfillment.

Advantages

DRAFT

1.

Customer Acquisition: Mobetize is scalable and is attractive to significant numbers of customers cost-effectively.

2.

Lower Customer Costs: Mobetize provides economic advantages of digital distribution over physical distribution.

3.

Advanced Analytics: Mobetize generates data for advanced analytics which provides customers with several significant advantages, including the ability to redesign products to developing contextual offers based on better understanding of customer needs.

4.

Leveraging Existing Infrastructure: Mobetize engages with the existing ecosystem of telcom and financial service providers. Successful Fintech companies leverage what currently exists.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, and Labor

Contracts

Mobetize has no patents, registered trademarks, licenses, franchises, concessions, royalty agreements or labor contracts other than as detailed in this report. However, we do assert common law trademark rights for the following names in the field of mobile commerce:



smartWallet



smartRemit



smartCharge



smartTel



smartcard

Common law trademark rights are enforceable in provincial courts in Canada, and may be asserted against those who appropriate, dilute, or damage the goodwill of our business by using the same or similar trade names or trademarks. Unlike statutory trademark rights, which are acquired by registration and provide nation-wide protection, common law trademark rights are acquired automatically and provide protection only in the jurisdiction where a business uses a name or logo in commerce. We intend to rely on common law trademark protection until such time as we deem it economical for our business to register our trade names or trademarks.

We have not registered for the protection of any rights under trademark, patent, or copyright in any jurisdiction.

GOVERNMENT REGULATION

Government regulation impacts key aspects of our business. We are subject to regulations that affect the payments industry in the markets we operate.

Payments Regulation. Various laws and regulations govern the payments industry in the United States and globally. In the United States, our partners hold licenses to operate as a money transmitter (or its equivalent), which, among other things, relieve us from reporting requirements, bonding requirements,

limitations on the investment of customer funds and inspection by state regulatory agencies.

Outside the United States, the laws and regulations applicable to the payments industry in any given jurisdiction are subject to interpretation and change.

Banking Agency Supervision. Based on our relationships with financial institutions in the United States,

we are subject to indirect regulation and examinationDRAFTby these financial institutions’ regulators.

Consumer Financial Protection Bureau. The Consumer Financial Protection Bureau (the “CFPB”) has

significant authority to regulate consumer financial products in the United States, including consumer credit, deposit, payment, and similar products. The CFPB and other similar regulatory agencies in other jurisdictions may have broad consumer protection mandates that could result in the promulgation and interpretation of rules and regulations that may affect our business.

Anti-Money Laundering and Counter Terrorist Financing. Mobetize is not subject to anti-money laundering (“AML”) laws and regulations in the United States and other jurisdictions outside of the

United States, as well as laws designed to prevent the use of the financial systems to facilitate terrorist activities. Regardless of the nature of our business, we do intend to implement a comprehensive AML program designed to prevent our Hub from being used to facilitate money laundering, terrorist financing,

and other illicit activities.

The mobile commerce industry is also subject to requirements, codes and standards imposed by various insurance, approval, listing, and standards organizations. Depending upon the type  of commerce product and requirements of the applicable local governmental jurisdiction, adherence to requirements, codes and standards of such organizations is mandatory in some instances and voluntary in others.

RESEARCH AND DEVELOPMENT

We have spent $541,801 and $320,777 on research and development activities during the years ended

March 31, 2016 and 2015 respectively. This work has focused on building and enhancing the Mobetize

Hub.

EMPLOYEES

Mobetize had eight employees at March 31, 2016. Management uses consultants, attorneys, and accountants to assist in the conduct of our business as deemed necessary.

ITEM 1A.

Risk Factors

Not required of smaller reporting companies.

ITEM 1B.

Unresolved Staff Comments

Not required of smaller reporting companies.

ITEM 2.

Properties

Our principal executive office is located at 8150 Birch Bay Square Street, Suite 205, Blaine Washington

98230. Our telephone number is (778) 588-5563. We pay rent of approximately $30 per month for the use of this space.

Our principal operating office is located at 1150-510 Burrard Street, Vancouver, British Columbia V6C

3A8. Our telephone number is (778) 588-5563. We pay rent of $4,900 per month for the use of this space.

We believe that we have sufficient office space for the foreseeable future.

ITEM 3.

Legal Proceedings

DRAFT

None.

ITEM 4.

Mine Safety Disclosures

Not applicable.

PART II – FINANCIAL AND MARKET INFORMATION

ITEM 5.

Market  for  Registrant's  Common  Equity,  Related  Stockholder  Matters  and  Issuer

Purchases of Equity Securities

Mobetize common stock is quoted on the OTCQB, a service maintained by OTC Link under the symbol

“MPAY.” Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended

March 31, 2016 and 2015 are as follows:

Year

Quarter Ended

High

Low

2016

March 31

$0.29

$0.29

December 31

$0.30

$0.30

September 30

$0.65

$0.64

June 30

$0.73

$0.70

2015

March 31

$0.98

$0.51

December 31

$1.30

$0.83

September 30

$1.34

$1.05

June 30

$1.35

$1.05

The following is a summary of the material terms of our capital stock outstanding securities. This summary is subject to and qualified by our articles of incorporation and bylaws.

DRAFT

Common Stock

As of March 31, 2016, there were 60 shareholders of record holding 28,750,881 shares of fully paid and non-assessable common stock of the 525,000,000 shares of common stock, par value $0.001, authorized.

The Board of Directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock – Series A

On February 4, 2016, we authorized 250,000,000 preferred shares and designated 10,000,000 of the preferred shares as Series A preferred stock. The par value of the preferred stock is $0.001 per share. As of March 31, 2016, there was one shareholder of record holding 4,565,000 shares of fully paid and non-

assessable Series A preferred stock.

Preferred Stock – Series B

On May 23, 2016, we designated 25,000,000 of the authorized preferred shares as Series B preferred stock. The par value of the preferred stock is $0.001 per share. As of the date of this report there were three shareholders of record holding 5,420,648 shares of fully paid and non-assessable Series B preferred stock.

Convertible Debentures

As of March 31, 2016, we had five convertible debt securities convertible into the shares of our common stock for an aggregate principal amount of $275,000 including accrued interest. The convertible debentures have a 12 month term at 12% annual interest that paid the respective holders 12 months of prepaid interest on issuance, with a conversion feature exercisable at the option of the holder. The conversion feature enables the holder to convert any portion of their outstanding convertible debenture principal balance into common shares at a variable and discounted conversion price 180 days from the issue date, but no later than the maturity date. The conversion price is calculated as a 50% discount to the average of the three lowest closing market prices over any ten day trading period, ending one day prior to a notice of conversion provided by the holder.

Stock Options

On August 7, 2015, our directors approved the adoption of our 2015 Stock Option Plan, which permits

Mobetize to grant up to 3,000,000 options to acquire shares of common stock, to its directors, officers,

employees, and consultants.

As of March 31, 2016, we have granted 2,630,000 stock options of which 2,381,262 remain outstanding,

each with five year terms, to directors, employees, advisors, and consultants, pursuant to the 2015 Stock

Option Plan, to purchase shares of our common stock at an exercise price of $0.60 that vested on grant or will vest over time based on tenure with Mobetize.

We do not have in effect any other compensation plans under which our equity securities are authorized for issuance.

DRAFT

Warrants

As of March 31, 2016, we have 2,636,406 share purchase warrants outstanding. We issued 694,414 share purchase warrants on June 25, 2014, with an exercise price of $1.00 per share that expire on June 24,

2018; 305,000 share purchase warrants on December 11, 2014 with an exercise price of $1.25 that expire on December 10, 2018; 81,670 share purchase warrants on March 17, 2015, with an exercise price of

$1.25 that expire on December 10, 2018; 94,750 share purchase warrants on July 15, 2015, with an exercise price of $1.00 that expire on August 30, 2018; and  1,460,572 share purchase warrants on August

31, 2015, with an exercise price of $1.00 that expire on August 30, 2018.

Dividends

We have not declared any cash dividends since inception and do not anticipate paying any dividends in the near future. The payment of dividends on our common stock is within the discretion of the Board of

Directors subject to earnings, capital requirements, financial condition, and other relevant factors including those contractual restrictions related to certain debt obligations and those limitations generally imposed by applicable state law.

Transfer Agent and Registrar

Our transfer agent is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, New York, 11598 having a telephone number at (212) 818-8436 and a facsimile number at (646) 536-3179.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

On March 31, 2016, our board of directors authorized the issuance of five convertible debentures convertible into shares of our common stock for an aggregate amount of $275,000, net of $30,000 in pre paid interest valued at 12% over a one year term convertible at the option of holder at a 50% discount to the average of the three lowest closing market prices over any ten day trading period. The offering was conducted pursuant to the exemptions from registration provided by Section 4(2) and Regulation D of the

Securities Act of 1933, as amended (“Securities Act”) to the following persons:

Name

Issue Date

Consideration

Exemption

Charles M. Zatzkin

03/16/2016

$50,000

Section 4(2)/Reg D

Jonathan Kalikow

03/21/2016

$100,000

Section 4(2)/Reg D

Donald Duberstein

03/22/2016

$50,000

Section 4(2)/Reg D

Wendy Klein

03/30/2016

$50,000

Section 4(2)/Reg D

Alan Rothschild

03/31/2016

$25,000

Section 4(2)/Reg D

Mobetize complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions by Mobetize which did not involve a public offering; (2) the offerees had access to the kind of information which registration would disclose;

and (3) the offerees are financially sophisticated.

Mobetize complied with the requirements of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) offering only to accredited offerees; (iii)

having not violated antifraud prohibitions with the information provided to the offerees; (iv) being available to answer questions by the offerees; and (v) providing restricted securities to each offeree.

DRAFT

No commissions or financing fees were paid in connection with this offering.

On September 1, 2015, our board of directors authorized the issuance of 2,724,668 investment units for aggregate proceeds of $681,167. Each investment unit consisted of one common share and one half-

warrant, two of which half warrants entitling the holder to purchase an additional share of our common stock for $1.00 for three years from the date of issue. The offering was conducted pursuant to the exemptions from registration provided by Section 4(2), and Regulation D of the Securities Act to the

following persons:

Name

Consideration

Shares

Exemption

James A. Weil

$100,000.00

400,000

Section 4(2)/Reg D

Alan H Rothschild as Trustee of the Joshua

Caspi 2011 Gift Trust

$33,333.00

133,333

Section 4(2)/Reg D

Alan H Rothschild as Trustee of the Laura

Caspi 2011 Gift Trust

$33,334.00

133,336

Section 4(2)/Reg D

Alan H Rothschild as Trustee of the Andrew

Caspi 2011 Gift Trust

$33,333.00

133,333

Section 4(2)/Reg D

Donald Duberstein

$125,000.00

500,000

Section 4(2)/Reg D

Jason Feingold

$8,333.25

33,333

Section 4(2)/Reg D

Charles M. Zatzkin

$12,500

50,000

Section 4(2)/Reg D

Lambert Wayne LeRoux

$20,000

80,000

Section 4(2)/Reg D

Alan H. Rothschild

$25,000

100,000

Section 4(2)/Reg D

Frank Weil

$2,000

8,000

Section 4(2)/Reg D

David Duberstein

$10,000

40,000

Section 4(2)/Reg D

William Duberstein

$10,000

40,000

Section 4(2)/Reg D

Avenue T Fund, L.P.

$25,000

100,000

Section 4(2)/Reg D

Carol Fowler

$135,000

540,000

Section 4(2)/Reg D

Carol Fowler as Trustee of Ellis A Jackson

$15,000

60,000

Section 4(2)/Reg D

Carol Fowler as Trustee of Anya Jackson

$12,500

50,000

Section 4(2)/Reg D

Carol Fowler as Trustee of Lucy Jackson

$12,500

50,000

Section 4(2)/Reg D

Scott Gurfein

$10,000

40,000

Section 4(2)/Reg D

NBCN Inc. IFT Ron Gesser

$27,500

110,000

Section 4(2)/Reg D

NBCN Inc. IFT Nator Holdings Ltd.

DRAFT     $22,500

90,000

Section 4(2)/Reg D

James R. Connolly

$8,333.25

33,333

Section 4(2)/Reg D

Alligato, Inc.

$40,740.50

81,481

Section 4(2)/Reg D

NBCN Inc. IFT Estate of Halina Weinreb

$25,000

50,000

Section 4(2)/Reg D

Helston Capital Corp L.P.

$15,000

30,000

Section 4(2)/Reg D

Mobetize complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions by Mobetize which did not involve a public offering; (2) the offerees had access to the kind of information which registration would disclose;

and (3) the offerees are financially sophisticated.

Mobetize complied with the requirements of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) offering only to accredited offerees; (iii)

having not violated antifraud prohibitions with the information provided to the offerees; (iv) being available to answer questions by the offerees; and (v) providing restricted securities to each offeree.

We paid $8,750 in financing fees and 17,500 financing warrants worth an estimated $3,372 and issued on the same terms as those in the investment units authorized in connection with this offering.

On September 1, 2015, our board of directors authorized the issuance of 161,481 investment units for aggregate proceeds of $80,739 each investment unit consisted of one common share and one half-warrant,

two of which half warrants entitling the holder to purchase an additional share of our common stock for

$1.00 for three years from the date of issue. The offering was conducted pursuant to the exemptions from registration provided by Section 4(2), Regulation D and Regulation S of the Securities Act to the

following persons:

Name

Consideration

Shares

Exemption

Alligato, Inc.

$40,740.50

81,481

Section 4(2)/Reg S

NBCN Inc. ITF Estate of

Halina Weinreb

$25,000

50,000

Section 4(2)/Reg D

Helston Capital Corp L.P.

$15,000

30,000

Section 4(2)/Reg D

Mobetize complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions by Mobetize which did not involve a public offering; (2) the offerees had access to the kind of information which registration would disclose;

and (3) the offerees are financially sophisticated.

Mobetize complied with the requirements of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) offering only to accredited offerees; (iii)

having not violated antifraud prohibitions with the information provided to the offerees; (iv) being available to answer questions by the offerees; and (v) providing restricted securities to each offeree.

Mobetize complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to offerees who was outside the United

States at the time of the offering, and ensuring that thDRAeFT   offerees to whom the securities were offered were

non-U.S. offerees with addresses in foreign countries.

No commissions or financing fees were paid in connection with this offering.

On August 15, 2015, our board of directors authorized the issuance of 5,000 shares of common stock at a price of $0.50 per share for proceeds of $2,500 upon the exercise of 5,000 warrants, issued in September

2013, to Kynaston Costa Correia pursuant to the exemptions from registration provided by Section 4(2)

and Regulation D of the Securities Act.

Mobetize complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by Mobetize which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose;

and (3) the offeree is financially sophisticated.

Mobetize complied with the requirements of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) offering only to an accredited offeree; (iii)

having not violated antifraud prohibitions with the information provided to the offeree; (iv) being available to answer questions by the offeree; and (v) providing restricted securities to the offerree.

No commissions or financing fees were paid in connection with this offering.

On June 10, 2015, our board of directors authorized the issuance of 184,500 shares at a price of $0.50 per share for proceeds of $92,250 upon the exercise of 184,500 warrants pursuant to the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act to the following persons.

Name

Consideration

Shares

Exemption

Forte Finance LLC

$12,500

25,000

4(2)/Reg S

Helston Capital Corp.

$5,250

10,500

4(2)/Reg S

Nator Holdings, Ltd.

$12,500

25,000

4(2)/Reg S

Christopher Hlady

$3,000

6,000

4(2)/Reg S

Kynaston Costa Correia

$4,000

8,000

4(2)/Reg S

Wayne LeRoux

$10,000

20,000

4(2)/Reg S

Ron Gesser

$45,000

90,000

4(2)/Reg S

Mobetize complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transaction by Mobetize which did not involve a public offering; (2) the offerees had access to the kind of information which registration would disclose;

and (3) the offerees are financially sophisticated.

Mobetize complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to offerees who were outside the United

States at the time of the offering, and ensuring that the offerees to whom the securities were offered were

non-U.S. offerees with addresses in foreign countries.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 1, 2015, our board of directors authorized the issuance of 81,481 shares at a price of $0.50 per share for proceeds of $40,741 to Alligato, Inc., a company controlled by our chief executive officer,

pursuant to the exemptions from registration provided by Section 4(2) and Regulation S of the Securities

Act.

DRAFT

Mobetize complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by Mobetize which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose;

and (3) the offeree is financially sophisticated.

Mobetize complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United

States at the time of the offering, and ensuring that the offeree to whom the securities were offered was a

non-U.S. offeree with an address in a foreign country.

On September 1, 2015, our board of directors authorized the issuance of 700,000 shares at a price of

$0.25 per share for proceeds of $175,000 and permitted the exercise of 25,000 warrants in exchange for

25,000 common shares at a price of $0.50 share for gross proceeds of $12,500 to certain entities and persons affiliated with our former chief financial officer, pursuant to the exemptions from registration provided by Section 4(2), Regulation D and Regulation S of the Securities Act as follows:

Name

Consideration

Shares

Exemption

Carol Fowler

$135,000

540,000

Section 4(2)/Reg D

Carol Fowler as Trustee

of Ellis A. Jackson

$15,000

60,000

Section 4(2)/Reg D

Carol Fowler as Trustee

of Anya Jackson

$12,500

50,000

Section 4(2)/Reg D

Carol Fowler as Trustee

of Lucy Jackson

$12,500

50,000

Section 4(2)/Reg D

Forte Finance LLC

$12,500

25,000

Section 4(2)/Reg D

Mobetize complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions by Mobetize which did not involve a public offering; (2) the offerees had access to the kind of information which registration would disclose;

and (3) the offerees are financially sophisticated.

On _September 1, 2015, our board of directors authorized the issuance of 500,000 shares at a price of

$0.25 per share for proceeds of $125,000 to Donald Duberstein, one of our directors, pursuant to the exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

Mobetize complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by Mobetize which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose;

and (3) the offeree is financially sophisticated.

Mobetize complied with the requirements of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securDRAiFT ties; (ii) offering only to an accredited offeree; (iii)

having not violated antifraud prohibitions with the information provided to the offeree; (iv) being available to answer questions by the offeree; and (v) providing restricted securities to the offerree.

ITEM 6.

Selected Financial Data

Not required of smaller reporting companies.

ITEM 7.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

PRELIMINARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-K (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-

looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,”

“estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties,

and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statement

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

We are considered a development stage company. Our auditors have issued a going concern opinion on the financial statements for the year ended March 31, 2016. The continuation of Mobetize as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessDRAFaT  ry debt or equity financing, cutting operating costs,

launching a viable product, and generating profitable operations from our future operations.

Mobetize’s plan of operation for the coming year is to finalize Version 2.2 of our Fintech suite, complete the development and qualification of products in our pipeline, and increase sales of our existing products.

Meanwhile, we will continue internal research and development efforts and collaborate with development partners to ensure the continuity of our product pipeline focused on the convergence of telecom and financial services.

RESULTS OF OPERATION

Operating Revenues, Operating Expenses and Net Loss

US $

Year Ended

March 31,

2016

2015

Operating Revenues

$

125,934    $

101,835

Operating Expenses

2,195,479

1,607,330

Net Loss from Operations

(2,069,545)

(1,505,495)

Net Loss

(2,069,545)

(3,009,018)

Mobetize generated $125,934 of revenue in the year ended March 31, 2016, compared to revenues of

$101,835 during the same period in 2015. Revenues are currently generated through licensing, consulting,

and payment processing services provided by Mobetize to our existing Customers. We expect to generate additional revenues in the next 12 months from all Mobetize Hub revenue sources.

Our operating expenses for the year ended March 31, 2016 and 2015 are outlined in the following table:

US $

Year Ended

March 31,

2016

2015

Depreciation

$

3,107  $

1,148

General and administrative

280,709

200,674

General and administrative – related party

2,913

99,695

Stock based compensation expense

711,427

46,097

Investor relations and promotion

31,881

138,142

Listing fees

46,655

30,984

Management salaries and consulting fees

299,916

438,193

Management salaries and consulting fees – related party

120,000

222,382

Professional fees

72,244

74,954

Research and development

467,574

59,170

Research and development – related party

74,227

261,607

Sales and marketing

84,826

31,646

Sales and marketing – related party

-

2,638

Total Operating Expenses

2,195,479

1,607,330

For  the  year  ended  March  31,  2016  operating  costs  were  $2,195,479  compared  with  $1,607,330  for  the year ended March 31, 2015.

DRAFT

This $588,149 increase is primarily attributed to a $221,024 increase in research and development as we continued to focus on product research and development, and a $665,330 increase in stock based compensation due to the issuance of stock options to management and employees offset by a $106,261 decrease to investor relations as the result of terminating an investor relations services contract, and a

$240,659 decrease in management salaries and consulting fees as we optimized the management structure to reduce overhead cost.

During the year ended March 31, 2016, Mobetize recorded a net loss of $2,069,545 compared with a net loss of $3,009,018 for the year ended March 31, 2015. The decrease in net losses is primarily attributed to the loss on sale of investment of $1,503,523 in the prior period ended March 31, 2015.

Liquidity and Capital Resources

US $

March 31, 2016

March 31, 2015

Current Assets

318,827

390,544

Current Liabilities

266,185

110,110

Working Capital

52,642

280,434

As at March 31, 2016, Mobetize’s cash balance was $210,341 and total assets were $330,655, compared to a cash balance of $312,899 and total assets of $404,150 as at March 31, 2015.

As at March 31, 2016, Mobetize had total liabilities of $588,661 compared with total liabilities of

$163,215 as at March 31, 2015. The increase in total liabilities is attributed to a $104,595 increase in accounts payable and accrued liabilities, an increase of $50,000 in amounts due to a related party, an increase of $47,476 due to funds advanced to us in the form of a shareholder loan, and an increase of

$275,000 in convertible debenture.

As at March 31, 2016, Mobetize had working capital deficit of $223,358 compared with working capital of $280,434 at March 31, 2015. The decrease in working capital can be attributed to the decrease in current assets, particularly cash used for business purposes, and the increase in current liabilities, mostly accounts payable and accrued liabilities, promissory note, and convertible debentures.

Cash Flows

US $

Year Ended

March 31,

2016

2015

Cash flows used in Operating Activities

(1,254,120)

(1,164,772)

Cash flows used in Investing Activities

(1,659)

115,867

Cash flows provided by Financing Activities

1,159,802

1,273,623

Effect of exchange rate changes on cash

(6,581)

(2,326)

Net Increase in Cash During Period

(102,558)

222,392

Cash flow used in Operating Activities

During the year ended March 31, 2016, Mobetize used $1,254,120 in net cash for operating activities compared to $1,164,772 of net cash used in operatingDRAFT  activities during the year ended March 31, 2015.

The $89,348 increase in net cash used in operating activities in the current period is primarily attributed to the increase in general and administrative costs for day-to-day activities, as well as the increase in research and development expenses.

Mobetize expects to continue to use cash flow in operating activities over the next twelve months as it continues the development of its product suites.

Cash flow used in Investing Activities

During the year ended March 31, 2016, Mobetize used $1,659 in net cash for investing activities compared to net cash of $115,867 provided by investing activities in 2015. Cash used in investing activities during the year ended March 31, 2016 was due to the purchase of computer equipment while cash provided by investing activities during the same period in 2015 was due to $130,526 in proceeds from the sale of an investment offset by $14,659 cash spent to purchase computer equipment.

Mobetize expects to continue to use cash flow in investing activities over the next twelve months as it seeks to expand the reach of its business.

Cash flow from Financing Activities

During the year ended March 31, 2016, Mobetize received $1,159,802 in proceeds from financing activities compared to $1,273,623 in proceeds from financing activities during the year ended March 31,

2015. Mobetize realized $619,667 in net proceeds from the issuance of common stock, $245,000 in proceeds from convertible debentures, $44,000 in proceeds from related party loans, $76,000 in proceeds from shareholder loans, and $228,240 in related party stock issuances to our chief executive officer and former chief financial officers, offset by $53,105 in related party loan repayment during the year ended

March 31, 2016.  Mobetize realized $1,273,623 in net proceeds from the issuance of common stock.

Mobetize expects to continue to use cash during the year ended March 31, 2015.

Mobetize expects to continue to realize net cash flow from financing activities over the next twelve months as its business will require additional funding to meet forecast capital requirements to develop its product line and expand its commercial reach.

We expect that working capital requirements will continue to be funded through a combination of existing funds and further issuances of securities as either debt or equity are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt or equity instruments that Mobetize plans to issue, in combination with anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and advances from directors. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses;

and (iii) marketing expenses. We intend to finance thDRAeFT  se expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2016, financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

These financial statements included in this Report for March 31, 2016 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2016, Mobetize has an accumulated deficit of

$6,325,061 and has accumulated other comprehensive losses of $6,910. The continuation of Mobetize as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from future operations. These factors raise substantial doubt regarding Mobetize’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Mobetize be unable to continue as a going conce

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

Revenue Recognition

Mobetize recognizes revenue from payment processiDnRAFT g, licensing, and provision of consulting services.

Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

Stock-Based Compensation

Mobetize records stock-based compensation in accordance with ASC 718, Compensation – Stock

Compensation, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. Mobetize uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by Mobetize’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to Mobetize’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of consolidated comprehensive loss over the requisite service period. Options granted to consultants are valued at the fair value of the equity instruments issued, or the fair value of the services received, whichever is more reliably measureable.

Embedded Conversion Features

Mobetize  evaluates  embedded  conversion  features  within  convertible  debt  under  ASC  815  Derivatives and Hedging to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument  and  accounted  for  as  a  derivative  at  fair  value  with  changes  in  fair  value  recorded  in  earnings.

If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated

under   ASC   470-20,   Debt   with   Conversion   and   Other   Options   for   consideration   of   any   beneficial

conversion feature.

Derivative Financial Instruments

Mobetize  does  not  use  derivative  instruments  to  hedge  exposures  to  cash  flow,   market,  or  foreign

currency  risks.  Mobetize  evaluates  all  of  it  financial  instruments,  including  stock  purchase  warrants,  to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.

For  derivative  financial  instruments  that  are  accounted  for  as  liabilities,  the  derivative  instrument  is initially  recorded  at  its  fair  value  and  is  then  re-valued  at  each  reporting  date,  with  changes  in  the  fair value  reported  as  charges  or  credits  to  income.  For  option-based  simple  derivative  financial  instruments,

Mobetize  uses  the  Black-Scholes  option-pricing  model  to  value  the  derivative  instruments  at  inception and  subsequent  valuation  dates.  The  classification  of  derivative  instruments,  including  whether  such instruments  should  be  recorded  as  liabilities  or  as  equity,  is  re-assessed  at  the  end  of  each  reporting period.

Beneficial Conversion Feature

For conventional convertible debt where the rate of cDRAFoT  nversion is below market value, Mobetize records a

Beneficial Conversion Feature (the "BCF") and related debt discount.

ITEM 7A.

Quantitative and Qualitative Disclosures about Market Risk

Not required of smaller reporting companies.

ITEM 8.

Financial Statements and Supplementary Data

Our audited financial statements and notes thereto for the years ended March 31, 2016 and 2015 are attached hereto as F-1 through F-25.

Report of Independent Registered

Public Accounting Firm

Grant Thornton LLP

T (604) 687-2711

Suite 1600, Grant Thornton Place

F (604) 685-6569

333 Seymour Street

www.GrantThornton.ca

Vancouver, BC

V6B 0A4

To the Board of Directors and Stockholders of

Mobetize Corp.

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Mobetize  Corp.  (a  Nevada  corporation)  and subsidiaries  (collectively,  the  “Company”)  as  of  March 31,  2016  and  March 31,  2015,  and  the  related  consolidated statements  of  operations  and  comprehensive  loss,  changes  in  stockholders’  equity,  and  cash  flows  for  each  of  the two  years  in  the  period  ended  March 31,  2016.  These  financial  statements  are  the  responsibility  of  the  Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We  conducted  our  audits  in  accordance  with  the  standards  of  the  Public  Company  Accounting  Oversight  Board

(United  States).  Those  standards  require  that  we  plan  and  perform  the  audit  to  obtain  reasonable  assurance  about whether  the  financial  statements  are  free  of  material  misstDRAFTatement.  We  were  not  engaged  to  perform  an  audit  of  the

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

In  our  opinion,  the  consolidated  financial  statements  referred  to  above  present  fairly,  in  all  material  respects,  the financial  position  of  Mobetize  Corp.  and  subsidiaries  as  of  March 31,  2016  and  March 31,  2015,  and  the  results  of their  operations  and  their  cash  flows  for  each  of  the  two  years  in  the  period  ended  March 31,  2016,  in  conformity with accounting principles generally accepted in the United States of America.

The  accompanying  consolidated  financial  statements  have  been  prepared  assuming  that  the  Company  will  continue as  a  going  concern.  As  discussed  in  Note  1  to  the  consolidated  financial  statements,  the  Company  has  a  history  of operating  losses.  These  conditions,  along  with  other  matters  as  set  forth  in  Note  1,  raise  substantial  doubt  about  the

Company’s  ability to  continue as  a going  concern. Management’s  plans in regard  to these matters  are  also  described in  Note  1.  The  consolidated  financial  statements  do  not  include  any adjustments  that  might  result  from  the  outcome of this uncertainty.

Vancouver, Canada

/s/ Grant Thornton LLP

July 11, 2016

Chartered Professional Accountants

MOBETIZE, CORP.

Consolidated Balance Sheets

As at March 31, 2016 and 2015

US $

MARCH 31,

MARCH 31,

2016

2015

ASSETS

Current Assets:

Cash

$

210,341  $

312,899

Accounts receivable

43,729

6,534

Accounts receivable – related party (Note 5)

-

14,687

Prepaid expenses and deposits

59,516

56,424

Prepaid expenses and deposits – related party (Note 5e)

5,241

-

Total Current Assets

318,827

390,544

Property and equipment, net (Note 3)

11,828

13,606

TOTAL ASSETS

$

330,655  $

404,150

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities:

Accounts payable and accrued liabilities

$

168,956  $

37,300

Accounts payable and accrued liabilities - related party (Note 5e)

45,749

72,810

Deposits due to customers

1,480

-

Promissory note – related party (Note 5e)

50,000

-

Convertible debenture (Note 6e)

275,000

-

Total Current Liabilities

541,185

110,110

Due to related party (Note 5)

5,943

53,105

Shareholder loan (Note 5d&e)

41,533

-

TOTAL LIABILITIES

588,661

163,215

STOCKHOLDERS'(DEFICIENCY) EQUITY

Common stock, $0.001 Par Value: 525,000,000 authorized and  28,750,881 common shares issued and outstanding (Note 6)

28,751

30,186

Preferred stock, $0.001 Par Value: 250,000,000 authorized and 4,565,000 preferred shares issues and outstanding (Note 6a)

4,565

-

Additional paid-in capital

4,608,487

4,030,880

Share subscriptions payable (Note 6a)

-

14,303

Share purchase warrants (Note 7)

676,964

377,311

Share options (Note 8)

757,524

46,097

Accumulated deficit

(6,325,061)

(4,255,516)

Accumulated other comprehensive loss

(9,236)

(2,326)

Total Stockholders' (Deficiency)Equity

(258,006)

240,935

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)EQUITY

$

330,655  $

404,150

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended March 31, 2016 and 2015

US $

YEAR ENDED MARCH 31,

2016

2015

OPERATING REVENUES

Revenues

$

125,934

$

88,442

Revenues – related party

-

13,393

Total Operating Revenues

125,934

101,835

OPERATING EXPENSES

Depreciation

3,107

1,052

General and administrative

280,709

200,770

General and administrative – related party (Note 5)

2,913

99,695

Stock based compensation expense (Note 8)

711,427

46,097

Investor relations and promotion

31,881

138,142

Listing fees

46,655

30,984

Management salaries and consulting fees

299,916

438,193

Management salaries and consulting fees - related

party (Note 5)

120,000

222,382

Professional fees

72,244

74,954

Research and development

467,574

59,170

Research and development – related party (Note 5)

74,227

261,607

Sales and marketing

84,826

31,646

Sales and marketing – related party (Note 5)

-

2,638

Total Operating Expenses

2,195,479

1,607,330

NET LOSS FROM  OPERATIONS

(2,069,545)

(1,505,495)

OTHER INCOME (EXPENSE)

Loss on sale of investment (Note 4)

-

(1,503,523)

Total Other Income (expense)

-

(1,503,523)

NET LOSS

$

(2,069,545)

$

(3,009,018)

LOSS PER SHARE

Basic and diluted

$

(0.07)

$

(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

OUTSTANDING

Basic and diluted

31,810,036

29,997,256

COMPREHENSIVE LOSS

Net loss

$

(2,069,545)

$

(3,009,018)

Other comprehensive loss:

Foreign currency translation adjustment

(6,910)

(2,326)

TOTAL COMPREHENSIVE LOSS

$

(2,076,455)

$

(3,011,344)

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Stockholders’ Equity

For the years ended March 31, 2016 and 2015

Common Shares

Preferred Shares

Warrants

Accumulated

Additional

Share

Options and

Other

Total

Paid-In

Subscriptions

other Reserves

Accumulated      Comprehensive     Shareholder’s

Number

Value

Number

Value

Capital

Payable

(Note 9)

Deficit

Loss

Equity

Balance - March 31, 2014

28,364,200   $

28,364

$

$

2,992,747   $

-   $

-   $

(1,246,498)   $

-   $

1,774,613

Shares issued for consultancy services (Note 6a)

19,861

20

-

-

24,367

-

-

-

-

24,387

Sale of 1,122,831 shares at $0.75/share net of

$58,500 financing fees (Notes 6b)

1,122,831

1,123

-

-

631,841

-

150,659

-

-

783,623

Sale of 490,000 shares at $1.00/share (Note 6b)

490,000

490

-

-

377,058

-

112,452

-

-

490,000

Shares issued due to repricing of December 2014

private placement from $1.00/share to $0.75/share

(Note 6b)

163,333

163

-

-

(163)

-

-

-

-

Valuation of financing warrants on sale of shares

(Notes 6b)

-

-

-

-

-

-

114,200

-

-

114,200

Valuation of options issued for consultancy

services received - cancelled (Note 8)

-

-

-

-

-

-

46,097

-

-

46,097

Stock payable for consultancy services received

(Note 6a)

-

-

-

-

-

14,303

-

-

-

14,303

Conversion of interest payable (Note  6c)

25,280

26

-

-

5,030

-

-

-

-

5,056

Net loss for the year

-

-

-

-

-

-

-

(3,009,018)

-

(3,009,018)

Comprehensive loss for the year

-

-

-

-

-

-

-

-

(2,326)

(2,326)

Balance - March 31, 2015

30,185,505   $

30,186

-   $

-   $

4,030,880   $

14,303   $

423,408   $

(4,255,516)   $

(2,326)   $

240,935

Stock payable for consultancy services received

(Note 6a)

-

-

-

-

-

18,181

-

-

-

18,181

Sale of 161,481 shares at $0.50/share

(Notes 6b)

161,481

161

-

-

65,022

-

15,556

-

-

80,739

Sale of 2,724,668 shares at $0.25/share, net of

$12,122 financing fee (Notes 6b)

2,724,668

2,725

-

-

403,850

-

262,470

-

-

669,045

Valuation of financing warrants on sale of shares

(Notes 7d)

-

-

-

-

-

-

3,372

-

-

3,372

Exercise of warrants in the period (Note 6c)

189,500

189

-

-

94,561

-

-

-

-

94,750

Warrants issued on exercise of expiring warrants

(Note 7a)

-

-

-

-

(18,255)

-

18,255

-

-

-

Share options issued in the period (Note 8)

-

-

-

-

-

-

711,427

-

-

711,427

Conversion of common to preferred shares

(Note 6d)

(4,565,000)

(4,565)

4,565,000

4,565

-

-

-

-

-

Shares issued for services (Note 6a)

54,727

55

-

-

32,429

(32,484)

-

-

-

-

Net loss for the year

-

-

-

-

-

-

-

(2,069,545)

-

(2,069,545)

Comprehensive loss for the year

-

-

-

-

-

-

-

-

(6,910)

(6,910)

Balance – March 31, 2016

28,750,881   $

28,751

4,565,000   $

4,565   $

4,608,487   $

-   $

1,434,488   $

(6,325,061)   $

(9,236)   $

(258,006)

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Cash Flows

For the years ended March 31, 2016 and 2015

US $

YEAR ENDED MARCH 31,

2016

2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$

(2,069,545)

$

(3,009,018)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation expense

3,107

1,052

Loss on sale of investment

-

1,503,523

Settlement of shareholder loans adjusted to wages

(31,437)

-

Shares issued for services

18,181

243,674

Interest accrued on shareholder loans

2,913

-

Share based payments

711,427

46,097-

Interest settled in shares

-

5,056

Changes in working capital assets and liabilities

Accounts receivable

(37,195)

72,439

Accounts receivable – related party

14,687

(14,687)

Prepaid expenses

26,908

(42,105)

Prepaid expenses – related party

759

-

Accounts payable and accrued liabilities

133,136

18,218

Accounts payable and accrued liabilities– related party

(27,061)

10,979

Net cash used in operating activities

(1,254,120)

(1,164,772)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of computer equipment

(1,659)

(14,659)

Proceeds from sale of investment

-

130,526

Net cash provided by (used in) investing activities

(1,659)

115,867

CASH FLOWS FROM FINANCING ACTIVITES

Proceeds from stock issuance, net of financing costs

619,667

1,273,623

Proceeds from convertible debenture, net of prepaid interest

245,000

-

Proceeds from related party loan, net of prepaid interest

44,000

-

Proceeds from shareholder loan

76,000

-

Proceeds from stock issuance – related party

228,240

-

Repayments to related party

(53,105)

-

Net cash provided by financing activities

1,159,802

1,273,623

EFFECT OF EXCHANGE RATE CHANGES ON CASH

(6,581)

(2,326)

NET INCREASE (DECREASE) IN CASH

(102,558)

222,392

CASH - BEGINNING OF PERIOD

312,899

90,507

CASH - END OF PERIOD

$

210,341

$

312,899

Supplemental Cash Flow Disclosures – Note 12

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Notes to the Consolidated Financial Statements

March 31, 2016 and 2015

1.    Nature of Operations and Continuance of Business

Mobetize,  Corp.  (the  “Company”)  was  incorporated  in  the  state  of  Nevada  on  February  23,  2012 under the name Slavia, Corp.

Mobetize  Corp.  is  an  emerging  Fintech  Company  which  provides  Fintech  solutions  and  services  to enable and support the convergence of global telecom and financial services providers (“Customers”).

This   is   achieved   through   the   Company’s   Global   Mobile   B2B   Fintech   and   Financial   Services

Marketplace  (the  “Hub”).  Mobetize  is  focused  on  selling  fintech  solutions  and  services  to  global telecom and financial services providers.

The  Company’s  activities  are  subject  to  significant  risks  and  uncertainties,  including  the  need  to

secure   additional   funding   to   operationalize   the   Company’s   current   technology   before   another

company develops competitive products.

Going Concern

These  consolidated  financial  statements  have  been  prepared  on  a  going  concern  basis,  which  implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2016, the Company has an accumulated deficit of $6,325,061 and a history of  net  losses  and  cash  used  in  operating  activities.  These  factors  raise  substantial  doubt  regarding  the

Company’s  ability  to  continue  as  a  going  concern.  The  continuation  of  the  Company  as  a  going concern  is  dependent  upon  the  continued  financial  support  from  its  management,  and  its  ability  to identify  future  investment  opportunities  and  obtain  the  necessary  debt  or  equity  financing,  cutting operating costs, launching a  viable product, and generating profitable operations from the Company’s future  operations. These  financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.    Summary of Significant Accounting Policies

a)    Basis of Presentation

The  consolidated  financial  statements  of  the  Company  have  been  prepared  in  accordance  with accounting  principles  generally  accepted  in  the  United  States  (“US  GAAP”)  which  include  the accounts  of  Mobetize  Canada  Inc.  and  Mobetize  USA  Inc.,  both  of  which  are  wholly-owned subsidiaries  of the Company.  The consolidated  financial  statements  are expressed in U.S.  dollars.

All  significant  intercompany  transactions  and  balances  have  been  eliminated.  The  Company’s fiscal year end is March 31.

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

c)    Financial Statements

These  consolidated  financial  statements  have  been  prepared  in  the  opinion  of  management  to reflect  all  adjustments,  which  include  only  normal  recurring  adjustments,  necessary  to  present fairly  the  Company’s  financial  position,  results  of  operations  and  cash  flows  for  the  periods shown. The results of operations for such periods  are the  results  for a full year but not necessarily indicative for any future period.

d)    Cash

The  Company considers all  highly liquid instruments  with  maturity of  three  months  or  less  at  the time  of  issuance  to  be  cash  equivalents.  As  of  March  31,  2016  and  2015,  the  Company  had  no

cash equivalents.

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

2.    Summary of Significant Accounting Policies – Continued

f)    Accounts Receivable

The  Company  evaluates  the  collectability  of  accounts  receivable  based  on  the  age  of  receivable balances  and  customer  credit-worthiness.  If  the  Company  determines  that  financial  conditions  of its customers  have  deteriorated,  an allowance  for doubtful  accounts  may be  made  or the  accounts receivable written off if all collection attempts have failed.

g)    Prepaid Expenses

The  Company pays  for  some  services  in  advance  and  recognizes  these  expenses as  prepaid  at  the balance  sheet  date.  If  certain  prepaid  expenses  extend  beyond  one-year,  those  are  classified  as non-current assets.

h)    Revenue Recognition

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

2.    Summary of Significant Accounting Policies – Continued

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

These  subjective  variables  include,  but  are  not  limited  to  the  Company’s  expected  stock  price volatility  over  the  term  of  the  awards,  and  actual  and  projected  employee  stock  option  exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as  an  expense  in  the  consolidated  statement  of  comprehensive  loss  over  the  requisite  service period.

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

m)   Basic and Diluted Net Income (Loss) per Share

The  Company  computes  net  income  (loss)  per  share  in  accordance  with  ASC  260,  Earnings  per

Share. ASC  260 requires  presentation of basic and diluted earnings  per share  (“EPS”)  on the face of  the  income  statement.  Basic  EPS  is  computed  by  dividing  net  loss  available  to  common shareholders  and  preferred  shareholders  (numerator)  by  the  weighted  average  number  of  shares outstanding  (denominator)  during  the  period.  Diluted  EPS  gives  effect  to  all  dilutive  potential common  shares  outstanding  during  the  period  using  the  treasury  stock  method  and  convertible preferred stock  using  the if-converted  method.  In  computing  diluted EPS,  the  average  stock  price for  the  period  is  used  in  determining  the  number  of  shares  assumed  to  be  purchased  from  the exercise  of  stock  options  or  warrants.  Diluted  EPS  excludes  all  dilutive  potential  shares  if  their effect  is  anti-dilutive.  Due  to  the  continued  losses  in  the  Company,  all  convertible  instruments,

stock options,  and  warrants are  considered  anti-dilutive. Consequently,  as  of  March  31, 2016,  the

Company has nil (2014 – nil) potentially dilutive shares.

2.    Summary of Significant Accounting Policies – Continued

n)    Comprehensive Loss

ASC   220,   Comprehensive   Income,   establishes   standards   for   the   reporting   and   display   of

comprehensive loss and its components in the financial statements.

o)    Financial Instruments / Concentration

Financial  instruments  consist  principally of  cash,  accounts  receivable,  accounts  payable,  deposits due to customers, promissory note, shareholder loans, and due to related parties. Pursuant to ASC

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

2.    Summary of Significant Accounting Policies – Continued

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

q)    Embedded Conversion Features

The  Company  evaluates  embedded  conversion  features  within  convertible  debt  under  ASC  815

Derivatives  and  Hedging  to  determine  whether  the  embedded  conversion  feature(s)  should  be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair  value  recorded  in  earnings.  If  the  conversion  feature  does  not  require  derivative  treatment under  ASC  815, the  instrument  is evaluated under  ASC  470-20,  Debt  with Conversion  and Other

Options for consideration of any beneficial conversion feature.

r)    Derivative Financial Instruments

The  Company  does  not  use  derivative  instruments  to  hedge  exposures  to  cash  flow,  market,  or foreign  currency  risks.  The  Company  evaluates  all  of  it  financial  instruments,  including  stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.

For  derivative  financial  instruments  that  are  accounted  for  as  liabilities,  the  derivative  instrument is  initially  recorded  at  its  fair  value  and  is  then  re-valued  at  each  reporting  date,  with  changes  in the  fair  value  reported  as  charges  or  credits  to  income.  For  option-based  simple  derivative financial  instruments,  the  Company  uses  the  Black-Scholes  option-pricing  model  to  value  the

derivative   instruments   at   inception   and   subsequent   valuation   dates.   The   classification   of

derivative  instruments,  including  whether  such  instruments  should  be  recorded  as  liabilities  or  as equity, is re-assessed at the end of each reporting period.

s)    Beneficial Conversion Feature

For  conventional  convertible  debt  where  the  rate  of  conversion  is  below  market  value,  the

Company records a Beneficial Conversion Feature (the "BCF") and related debt discount.

When  the  Company  records  a  BCF,  the  intrinsic  value  method  of  the  BCF  is  recorded  as  a  debt discount  against  the  face  amount  of  the  respective  debt  instrument  (offset  to  additional  paid  in capital)  and  amortized to  interest  expense  over the  life  of  the  debt.  The Company has  determined that there is no BCF with its convertible debt.

2.    Summary of Significant Accounting Policies – Continued

t)    Debt Issue Costs and Debt Discount

The  Company may record  debt  issue costs  and/or  debt  discounts  in connection  with raising  funds through  the  issuance  of  debt.  These  costs  may  be  paid  in  the  form  of  cash,  or  equity  (such  as warrants).  These  costs  are  amortized  to  interest  expense  over  the  life  of  the  debt.  If  a  conversion of  the  underlying  debt  occurs,  a  proportionate  share  of  the  unamortized  amounts  is  immediately expensed.

u)    Foreign Currency

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

v)    Recently Adopted Accounting Standards

In  June  2014,  ASU  guidance  was  issued  to  resolve  the  diversity  of  practice  relating  to  the accounting  for  stock  based  performance  awards  that  the  performance  target  could  be  achieved after the employee  completes the required service period. The update is effective prospectively or retrospectively for annual reporting periods beginning after December 15, 2015.

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

Standards    Codification,    thereby    removing    the    financial    reporting    distinction    between

development  stage  entities and other reporting entities. In  addition, the amendments  eliminate the requirements  for  development  stage  entities  to  (1)  present  inception-to-date  information  in  the statements  of  income,  cash  flows,  and  shareholder  equity,  (2)  label  the  financial  statements  as those of  a  development  stage  entity,  (3)  disclose  a  description  of  the development  stage  activities in  which  the  entity is  engaged,  and  (4)  disclose  in  the  first  year  in  which  the  entity is  no  longer  a

development  stage  entity that in  prior  years  it had been in the  development stage.   This ASU  was

effective  for  annual  periods  beginning  after  December  15,  2014.    Early  adoption  is  permitted.

Accordingly, we have elected to adopt ASU No. 2014-10 on April 1, 2014.

2.    Summary of Significant Accounting Policies – Continued

w)   Recent Accounting Pronouncements

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

In  January 2015,  an  ASU  was  issued  to  simplify the  income  statement  presentation  requirements

in  Subtopic  225-20  by  eliminating  the  concept  of  extraordinary  items.   Extraordinary  items  are

events  and  transactions  that  are  distinguished  by  their  unusual  nature  and  by  the  infrequency  of

their   occurrence.   Eliminating   the   extraordinary   classification   simplifies   income   statement

presentation  by  altogether  removing  the  concept  of  extraordinary  items  from  consideration.  This

ASU is effective for annual periods beginning after December 15, 2015, including interim periods within those annual periods.  An entity may apply this ASU prospectively or retrospectively to all

prior  periods  presented  in  the  financial  statements.  Early  adoption  is  permitted.   The  Company

does  not  expect  the  amendments  in  this  ASU  to  have  any  impact  on  its  consolidated  financial statements.

In  November  2015,  an  ASU  was  issued  to  simplify  the  presentation  of  deferred  income  taxes.

The  amendments  in  this  ASU  require  that  deferred  tax  liabilities  and  assets  be  classified  as  non-

current  in  a  classified  balance  sheet  as  compared  to  the  current  requirements  to  separate  deferred

tax  liabilities  and  assets  into  current  and  non-current  amounts.   This  ASU  is  effective  for  annual

periods   beginning   after   December   15,   2016,   including   interim   periods   within   those   annual

periods.  Earlier  application  is  permitted.   This  ASU  may  be  applied  either  prospectively  to  all

deferred  tax  liabilities  and  assets  or  retrospectively  to  all  periods  presented.    The  Company  is

currently  evaluating  this  guidance  and  the  impact  it  will  have  on  its  consolidated  financial statements.

In  February 2016,  Topic  842,  Leases  was  issued  to  replace  the  leases  requirements  in  Topic  840,

Leases.   The  main  difference  between  previous  GAAP  and  Topic  842  is  the  recognition  of  lease assets  and lease liabilities by lessees  for those leases  classified as operating leases under previous

GAAP.  A  lessee  should  recognize  in  the  balance  sheet  a  liability  to  make  lease  payments  (the lease  liability)  and  a  right-of-use  asset  representing  its  right  to  use  the  underlying  asset  for  the lease  term.  For  leases  with  a  term  of  12  months  or  less,  a  lessee  is  permitted  to  make  an accounting  policy  election  by  class  of  underlying  asset  not  to  recognize  lease  assets  and  lease liabilities.  If  a  lessee  makes  this  election,  it  should  recognize  lease  expense  for  such  leases

generally  on  a  straight-line  basis  over  the  lease  term.    The  accounting  applied  by  a  lessor  is

largely  unchanged  from  that  applied  under  previous  GAAP.    Topic  842  will  be  effective  for

annual  reporting  periods  beginning  after  December  15,  2018,  including  interim  periods  within

those  annual  periods  and  is  to  be  retrospectively  applied.   Earlier  application  is  permitted.   The

Company  is  currently  evaluating  this  guidance  and  the  impact  it  will  have  on  its  consolidated financial statements.

2.    Summary of Significant Accounting Policies - Continued

In  March  2016,  an  ASU  was  issued  to  reduce  complexity  in  the  accounting  for  employee  share-

based  payment  transactions.   One  of  the  simplifications  relates  to  forfeitures  of  awards.   Under

current GAAP,  an entity estimates the  number  of  awards  for  which  the  requisite  service  period  is expected  to  be  rendered  and  base  the  accruals  of  compensation  cost  on  the  estimated  number  of

awards  that  will  vest.    This  ASU  permits  an  entity  to  make  an  entity-wide  accounting  policy election either to estimate the number of forfeitures expected to occur or to account for forfeitures

in  compensation  cost  when  they occur.   This  ASU  is  effective  for  annual  periods  beginning  after

December  15,  2016, including  interim  periods  within  those  annual  periods.   Earlier  application is

permitted.   The  Company  is  currently  evaluating  this  guidance  and  the  impact  it  will  have  on  its consolidated financial statements.

3.    Property and Equipment

Property and equipment, net consisted of the following:

March 31,

March 31,

2016

2015

Computer equipment

$   14,787

$  13,428

Furniture

1,204

1,231

Total

15,991

14,659

Less: accumulated amortization

4,163

1,053

Property and equipment, net

$   11,828

$  13,606

During the  year  ended March  31,  2016,  property and equipment  decreased  by $1,778  (2015  - $nil) as a result of foreign currency translation adjustments.

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

During  the  year  ended  March  31,  2015,  the  Company  fully  liquidated  3,268,097  common  shares  of

Telupay  for  $130,527  in  cash  proceeds,  realizing  a  loss  on  sale  of  investment  of  $1,503,523.  As  at

March 31, 2016, the value of the Telupay shares was $nil (2015 - $nil).

5.    Related Party Transactions

a)    During   the   year   ended   March   31,   2016,   the   Company  incurred   $nil   (2015   -   $114,382)   of

management  fees,  and  $1,380  (2015  -  $94,168)  of  general  and  administrative  expenses  to  the former  President and former Chief Financial Officer (the  “Former CFO”) of the Company, noting that  the  Former  CFO  resigned  from  the  role  on  February  4,  2016.  In  2016  the  Former  CFO  was

remunerated as an employee.

b)    During  the  year  ended  March  31,  2016,  the  Company  incurred  $120,000  (2015  -  $108,000)  of management  fees,  $74,227 (2015 - $261,607) of development and engineering fees,  $1,533 (2015

- $5,527) of general and administration expenses, and $nil (2015 - $2,638) of sales and marketing expenses to a company controlled by the Chief Executive Officer (the “CEO”) of the Company.

c)    During the year ended March 31, 2016, the Company generated $nil (2015 - $13,393) in revenues from a company controlled by the CEO.

d)   As  at  March  31,  2016,  the  Company  owes  to  the  Former  CFO  or  a  company  controlled  by  the

Former   CFO   $5,943   (March   31,   2015   -   $53,105)   for   advances,   management   fees,   and/or

shareholder  loans,  as  applicable,  incurred  but  unpaid  during  the  year.  Amounts  owing  to  the

Former CFO are unsecured, non-interest bearing, and due on demand.

e)    As  at  March  31,  2016,  the  Company  owes  to  the  CEO  or  a  company  controlled  by  the  CEO

$41,533  (2015  -  $nil)  in  shareholder  loans,  $44,759 (2015  -  $nil)  in  a  promissory note  (described below)  which  comprises  $50,000  principal  less  $5,241  in  prepaid  interest,  and  $45,749  (2015  –

$72,810)  in  amounts  payable  for  services  and  expenses  received  by  the  Company.  The  $50,000 promissory note  (the “Promissory Note”) has a twelve  month term with principal  due on maturity

(February  14,  2017),  12%  annual  interest  rate  with  $6,000  interest  prepaid  to  the  holder.  The other amounts owing to the CEO are unsecured, non-interest bearing, and due on demand.

f)    During  the  year  ended  March  31,  2016,  the  Company  received  additional  advances  of  $137,000

(2015  -  $nil)  from  the  Former  CFO,  which  were  reinvested  during  the  year  as  part  of  a  $175,000 private  placement  for  common  shares  of  the  Company  (see  Note  7(h))  by  the  CFO  and  direct members  of  the  CFO’s  family.  During  the  year  ended  March  31,  2016,  the  Company  also  paid

$994 (2015 - $nil) in interest to the CFO relating to the above noted advances.

g)    During  the  year  ended  March  31,  2016,  the  Former  CFO  exercised  25,000  warrants  at  $0.50  (see

Note 7(f)).

h)   During  the  year  ended  March  31,  2016,  the  Company  received  additional  advances  of  $40,741

(2015  -  $nil)  from  the  CEO,  which  were  reinvested  during  the  year  as  part  of  a  $40,741  private placement  for  common  shares  of  the  Company  (see  Note  7(i))  by  a  company  controlled  by  the

CEO.

6.    Common Stock and Preferred Stock

a)    Shares for Services:

During  the  years  ended  March  31,  2016  and  2015,  the  Company  entered  into  various  consulting and advisory agreements with consultants and advisors to provide services in exchange  for shares and/or  cash,  as  applicable.  Shares  issued  for  services  have  been  valued  at  the  service  value

amount   and   exchanged   to   common   shares  based   on   either  the   quoted   closing  price  of  the

Company’s  common  stock on  the date  of  settlement, or  where  issuance is  delayed,  at the  average market price of the Company’s stock for the respective period of service, as applicable.

During the year ended March 31, 2016, the Company incurred $18,181 (2015 - $38,690) in shares for  services,  and  settled  $32,484  (2015  -  $24,388)  of  services  into  common  shares  with  54,727

(2015  –  19,861)  common  shares  issued  at  $0.001  per  share  and  $32,429  (2015  -  $24,367)

recorded to additional paid-in capital as follows:

     On  April  4,  2014,  the  Company  issued  1,334  common  shares  at  $0.001  per  share  with

$1,799  recorded  to  additional  paid-in  capital  in  exchange  for  services  in  the  amount  of

$1,800.

     On  September  8,  2014,  the  Company  issued  9,990  common  shares  at  $0.001  per  share with $12,078 recorded to additional paid-in capital in exchange for services in the amount of $12,087.

▪     On  March  4,  2015,  the  Company  issued  8,537  shares  at  $0.001  per  share  with  $10,491 recorded  to  additional  paid-in  capital  to  settle  $10,500  of  services  payable  in  common shares.

▪     On March  31,  2016, the  Company issued  54,727  shares  at  $0.001  per  share  with $32,429 recorded  to  additional  paid-in  capital  to  settle  $32,484  of  services  payable  in  common shares.

As at March 31, 2016, $ nil (2015 - $14,303) was included in share subscriptions payable.

6.    Common Stock and Preferred Stock – Continued

b)    Private Placements:

During   the   years   ended   March   31,   2016   and   2015,   the   Company   conducted   four   private

placements  of  investment  units  (comprising  common  shares  and  warrants),  some  of  which  had repricing and warrant term extensions as follows:

▪     On June 25, 2014 the Company closed a  private placement under which it sold 1,122,831 investment  units  for  proceeds  of  $783,623,  net  of  financing  fees  of  $58,500  paid  in  cash.

Each  investment  unit  consisted  of  one  common  share  of  the  Company’s  stock  and  one half-warrant.  The  561,414  warrants  are  exercisable  at  $1.00  per  share  and  were  initially valid  for  two  years  from the  date  of  issue  with  an  extension  provided  on  March  17,  2015 for  an  additional  two  years  (see  Note  7e).  133,000  financing  warrants  were  issued  on  the same terms, plus extension, as those in the investment units (seen Note 7f).

▪     On  December  11,  2014  the  Company  closed  a  private  placement  under  which  it  sold

490,000  investment  units  for  proceeds  of  $490,000.  Each  investment  unit  consisted  of one common share of the Company’s stock and one half-warrant. On March 17, 2015, the

Company repriced  the  investment  units  from  $1.00  per  unit  to  $0.75  per  unit  resulting  in additional  163,333  investment  units  issued  and  provided  an  extension  of  one  year  to  the warrant  term.  The  resulting 326,670  warrants  are exercisable at  $1.25  per  share  and  were initially  valid  for  three  years  from  the  date  of  issue  with  the  March  17,  2015  extension extending  the  term  an  additional  one  year  (see  Note  7g).  60,000  financing  warrants  were issued on the same terms, plus extension, as those in the investment units (seen Note 7h).

▪     On  September  1,  2015,  the  Company  closed  a  private  placement  under  which  it  sold

2,724,668 investment units for $0.25 per unit for gross proceeds of $681,167, which were exclusively offered  to subscribers  of  previous  $0.75  private  placements. Each  investment unit  consists  of  one  common  share  of  the  Company’s  stock  and  one  half-warrant.  The

1,362,332  warrants  are  exercisable  at  $1.00  per  share  and  are  valid  for  three  years  from the date  of issue (see Note 7b).  $8,750 cash financing fees and 17,500 financing warrants with a value of $3,372 (see Note 7d) are payable with this private placement.

▪     On  September  1,  2015,  the  Company  closed  a  private  placement  under  which  it  sold

161,481   investment   units   for   $0.50   per   unit   for   gross   proceeds   of   $80,739.   Each

investment  unit  consists  of  one  common  share  of  the  Company’s  stock  and  one  half-

warrant.  The  80,740  warrants  are  exercisable  at  $1.00  per  share  and  are  valid  for  three years from the date of issue (see Note 7(c)). Neither financing fees nor financing warrants were payable with this private placement.

6.    Common Stock and Preferred Stock - Continued

c)    Issuance of Shares on Exercise of Warrants, Options, and Settlement of Amounts:

▪     On  March  4,  2015,  the  Company  issued  25,280  shares  at  a  price  of  $0.20  per  share  to convert interest payable on notes payable in the amount of $5,056 to equity.

▪     On  June  10,  2015,  the  Company  issued  184,500  shares  at  a  price  of  $0.50  per  share  for proceeds of  $92,250 upon the exercise of warrants.  $184  was recorded to common shares at  the  par  value  of  $0.001  per  share  and  $92,066  was  recorded  to  additional  paid-in capital.

▪     On  August  15,  2015,  the  Company  issued  5,000  shares  at  a  price  of  $0.50  per  share  for proceeds  of  $2,500  upon  the  exercise  of  warrants.  $5  was  recorded  to  common  shares  at the par value of $0.001 per share and $2,495 was recorded to additional paid-in capital.

d)    Authorization and Issuance of Series A Preferred Shares:

During  the  year  ended  March  31,  2016,  the  Company  authorized  the  issuance  of  250,000,000 shares  of  preferred  stock  with  a  par  value  of  $0.001  per  share  and  designated  10,000,000  of  the preferred  stock  as  Series  A  preferred  shares  (the  “Preferred  Shares”).  The  Preferred  Shares  have the  same  rights  and  privileges  as  the  common  shares,  with  the  exception  that  Preferred  Share holder has 10 votes per Preferred Share versus one vote per common share.

On  February 4,  2016,  the  Company converted  4,565,000  common  shares  held  by  the  CEO  of the

Company  into   4,565,000   Preferred   Shares.   As   at   March   31,   2016,   4,565,000   (2015   –   nil)

Preferred Shares were issued and outstanding.

e)    Convertible Debenture:

In  March  2016,  the  Company  closed  a  convertible  debenture  financing  for  gross  proceeds  of

$275,000 (the “Convertible Debentures”), net of $30,000 of prepaid interest, noting that $3,000 of prepaid  interest  was  paid  by  the  Company  to  one  Convertible  Debenture  holder  after  year  end.

The  Convertible  Debentures  have  a  12  month  term,  12%  annual  interest  rate,  pay  the  holder  12 months of prepaid interest on issuance,  and have  a  conversion feature  exercisable  at  the option of the  holder  (the  “Conversion  Feature”). The Conversion  Feature  enables  the  holder  to  convert  any portion  of  their  outstanding  Convertible  Debenture  principal  balance  into  common  shares  at  a variable  and  discounted  conversion  price  (the  “Conversion  Price”  -  see  below)  after  180  days from  issue  date,  but  no  later  than  the  maturity date.  The  Conversion  Price  is  calculated  as  a  50%

discount  to the  average  of  the  three lowest  closing  market  prices  over  any ten  day trading period,

ending  one  day  prior  to  a  notice  of  conversion  provided  by  the  holder.  The  Conversion  Feature

represents  an  embedded  contingent  redemption  feature  and  is  accounted  for  as  a  derivative.   The

fair  value  of  the  contingent  redemption  feature  is  immaterial  and  therefore  not  recognized  at inception and at March 31, 2016.

7.    Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

Weighted average

Number of warrants

exercise price (US$)

Balance, March 31, 2014

500,000

0.50

Issued, June 25, 2014

694,414

1.00

Issued, December 11, 2014

305,000

1.25

Issued, March 17, 2015

81,670

1.25

Balance, March 31, 2015

1,581,084

0.90

Exercised, June 10, 2015

(184,500)

0.50

Exercised, August 15, 2015

(5,000)

0.50

Issued, July 15, 2015

94,750

1.00

Issued, September 1, 2015

1,460,572

1.00

Expired, September 2, 2015

(310,500)

0.50

Balance, March 31, 2016

2,636,406

1.04

During  the  year  ended  March  31,  2016,  the  Company  issued  the  following  tranches  of  warrants relating to private placements (refer to Note 6b) in the year:

a)    On  July  15,  2015,  94,750  warrants  were  issued  with  an  exercise  price  of  $1.00  and  a  three  year term ending September 1, 2018 to holders of the September 3, 2013 warrants who had exercised a total  of  189,500  warrants  during  the  six  months  ended  September  30,  2015  prior  to  the  expiry date  of  September  2,  2015.  These  warrant  holders  each  received  a  half  warrant  for  each  full warrant  they  exercised.  These  warrants  were  valued  at  $18,255  using  the  Black  Scholes  method criteria as below.

b)    On  September  1,  2015,  1,362,332  warrants  were  issued  with  an  exercise  price  of  $1.00  and  a

three   year  term  ending  September  1,  2018  to  the  parties   participating  in  the   $0.25  private

placement  for  common  shares  (the  “$0.25  PP”)  in  the  quarter  (see  Note  6b).  Each  subscriber  to the  private  placement  received  a  half  warrant  for  each  common  share  they  subscribed  for.  These warrants were valued at $262,470 using the Black Scholes method criteria as below.

c)    On  September  1,  2015,  80,740  warrants  were  issued  with  an  exercise  price  of  $1.00  and  a  three year term ending September  1, 2018 to the parties participating in the $0.50 private  placement for common  shares  (the  “$0.50  PP”)  in  the  quarter  (see  Note  6b).  Each  subscriber  to  the  private placement  received  a  half  warrant  for  each  common  share  they  subscribed  for.  These  warrants were valued at $15,566 using the Black Scholes method criteria as below.

d)    On September 1, 2015, 17,500 finder’s warrants were issued with an exercise price of $1.00 and a three  year  term  ending  September  1,  2018  to  an  arms-length  third  party assisting  in  the  $0.25  PP

(see  Note  6b).  These  warrants  were  valued  at  $3,372  using  the  Black  Scholes  method  criteria  as below.

Each  of  the  warrant  issuances  above  were  valued  using  the  Black  Scholes  method,  which  included the dividend yield as nil, risk-free interest rate of 1.07%, expected volatility of 70.42%, and expected term of 3 years.

7.    Share Purchase Warrants - Continued

During  the  year  ended  March  31,  2015,  the  Company  issued  the  following  tranches  of  warrants relating to private placements (refer to Note 6b) in the year:

e)    On  June  25,  2014,  561,414  warrants  were  issued  with  an  exercise  price  of  $1.00  and  a  two  year term  ending  June  18,  2016.  On  March  17,  2015,  the  term  was  extended  two  years  to  June  18,

2018.  The  extended  warrants  were  valued  at  $150,659  using  the  Black  Scholes  method,  which included  a  dividend  yield  of  nil,  risk-free  interest  rate  of  1.07%,  expected  volatility  of  107.0%,

and expected term of 3.3 years.

f)    On  June  25,  2014,  133,000  financing  warrants  were  issued  with  an  exercise  price  of  $1.00  and  a two  year  term  ending  June  18,  2016.  On  March  17,  2015,  the  term  was  extended  two  years  to

June  18,  2018.  The  warrants  were  valued  at  $103,356  using  the  Black  Scholes  method,  which included  a  dividend  yield  of  nil,  risk-free  interest  rate  of  0.47%,  expected  volatility  of  111.0%,

and expected term of 2 years.  No amount was recorded relating to the extension.

g)    On December 11,  2014,  326,670 warrants were issued with an exercise price  of $1.25 and a three year  term  ending  December  10,  2017.  On  March  17,  2015,  the  term  was  extended  one  year  to

December  10,  2018.  The  extended  warrants  were  valued  at  $112,452  using  the  Black  Scholes

method,   which   included   a   dividend   yield   of   nil,   risk-free   interest   rate   of   1.32%,   expected

volatility of 168%, and expected term of 3.7 years.

h)    On  December  11,  2014,  60,000  financing  warrants  were  issued  with  an  exercise  price  of  $1.25 and a three  year  term ending December 10, 2017. On March 17, 2015, the term was extended one year  to  December  10,  2018.  The  warrants  were  valued  at  $38,074  using  the  Black  Scholes

method,   which   included   a   dividend   yield   of   nil,   risk-free   interest   rate   of   1.10%,   expected

volatility  of  96.4%,  and  expected  term  of  4  years.  No  amount  was  recorded  relating  to  the extension.

As at March 31, 2016, the following share purchase warrants were outstanding:

Number of warrants

Exercise

outstanding

price (US$)

Expiry date

694,414

1.00

June 24, 2018

386,670

1.25

December 10, 2018

1,555,322

1.00

September 1, 2018

2,636,406

8.    Share Options

The following table summarizes the continuity of share purchase options:

Number of options

Weighted average

outstanding

exercise price (US$)

Balance, March 31, 2014

5,500

1.00

Issued in period

250,000

1.25

Expired in period

(5,500)

1.00

Cancelled in period

(192,709)

1.25

Balance, March 31, 2015

57,291

1.25

Issued in period

2,630,000

0.60

Expired in period

(36,000)

0.65

Cancelled in period

(270,029)

0.74

Balance, March 31, 2016

2,381,262

0.60

As at March 31, 2016, the following share purchase options were outstanding:

Number of options

Number of options

Exercise

outstanding

vested

price (US$)

Expiry date

2,381,262

1,294,262

0.60

September 30, 2020

On September 1, 2014 the Company issued 250,000 share options for consulting services  with a three year  term,  expiring  on  August  31,  2017.  The  options  vested  monthly  in  equal  installments  and  were valued  at  $201,150  using  the  Black  Scholes  method,  which  included  the  dividend  yield  of  nil,  risk-

free interest rate of 0.99%, expected volatility of  111.0%,  and expected term of 3 years. At March 31,

2015  192,709  options  were  cancelled  as  a  result  of  the  termination  of  consulting  services  while

57,291  options  were  cancelled  at  March  31,  2016.  There  were  no  options  exercised  since  the  date  of issue.  For  the  year  ended  March  31,  2016,  $nil  (2015  -  $46,097)  stock  based  compensation  expense was  recorded,  noting  that  for  the  year  ended  March  31,  2015  $46,097  of  the  value  of  the  vested

options  were  cancelled  and  $46,097  was   recorded  to   additional  paid  in  capital.  The  remaining

cancelled balance did not vest.

On  August  10,  2015,  the  Company’s  directors  adopted  the  2015  Stock  Option  Plan  (“the  Stock

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

The  vested  options  are  measured  using  the  Black  Scholes  method,  which  included  the  dividend  yield of nil, risk-free interest rate of 0.68%, expected volatility of 76.7%, and expected term of 5 years. As at March  31, 2016, 1,294,262, of the granted options are vested, nil have been  exercised, 36,000 have expired and 212,738 of the unvested options have been cancelled leaving 1,087,000 options unvested.

For  the  year  ended  March  31,  2016  $711,427  (2015  -  $46,097)  stock  based  compensation  expense was recorded.

9.    Reserves

The Company had the following Share Purchase Warrants and Share Options in Reserves:

Share Purchase

Share

Warrants

Options

Total

(Note 7)

(Note 8)

Reserves

Balance - March 31, 2014

$

-  $

-

$

-

Sale of 1,122,831 shares at

$0.75/share net of $58,500

financing fees (Note 7e)

150,659

-

150,659

Sale of 490,000 shares at

$1.00/share (Note 7g)

112,452

-

112,452

Valuation of financing warrants

on sale of shares (Notes 6b)

114,200

-

114,200

Valuation of options issued for

consultancy services received -

cancelled (Note 8)

-

46,097

46,097

Balance - March 31, 2015

$

377,311  $

46,097

$

423,408

Sale of 161,481 shares at

$0.50/share (Note 7c)

15,556

-

15,556

Sale of 2,724,688 shares at

$0.25/share, net of $12,122

financing fee (Note 7b)

262,470

-

262,470

Valuation of financing warrants

(Note 7d)

3,372

-

3,372

Warrants issued on exercise of

expiring warrants (Note 7a)

18,255

-

18,255

Share options issued in the

period

-

711,427

711,427

Balance – March 31, 2016

$

676,964  $

757,524

$

1,434,488

10.  Income Taxes

At March 31, 2016 the Company had no deferred tax assets.

At  March  31,  2016,  the  Company  had  a  federal  operating  loss  in  the  amount  of  $2,069,545  for  the

year   and   cumulative   losses   of   $6,325,061.   Non-capital   losses   amounted   to   $2,069,545   with

$1,386,822  of  the losses  occurring  within the  State  of  Washington,  USA,  and $682,723  of  the losses occurring within the Province of British Columbia, Canada.

A  reconciliation  of  the  Company’s  effective  tax  rate  as  a  percentage  of  income  before  taxes  and federal statutory rate for the periods ended March 31, 2016 and 2015 is summarized as follows:

US$

Years ended March 31,

2016

2015

Loss before income taxes

$

2,069,545      $

3,009,018

Income tax recovery at statutory rates

(662,255)

(992,976)

Non-deductible expenses

257,059

591,669

Change in unrecognized deferred tax asset

519,671

453,105

Foreign exchange impact

(958)

29,030

Other

(113,518)

(80,828)

Income tax expense

-    -

-

The  valuation  allowance  for  deferred  tax  assets  as  of  March  31,  2016  and  2015  was  $1,323,411  and

$803,740,  respectively,  which  will  begin  to  expire  in  2033.  In  assessing  the  recovery  of  the  deferred tax  assets,  management  considers  whether  it  is  more  likely  than  not  that  some  portion  or  all  of  the deferred  tax assets  will  be realized.  The  ultimate  realization  of  deferred  tax  assets is  dependent  upon the  generation  of  future  taxable  income  in  the  periods  in  which  those  temporary differences  become deductible.  Management  considers  the  scheduled  reversals  of  future  deferred  tax  assets,  projected

future   taxable   income,   and   tax   planning   strategies   in   making   this   assessment.   As   a   result,

management  determined  it  was  more  likely than  not  the  deferred  tax  assets  would  not  be  realized  as of March 31, 2016 and 2015 and maintained a full valuation allowance.

The  unrecognized  deferred  tax  assets  include  tax  losses  and  difference  between  the  carrying  amount and tax basis of the following items.

US$

Years ended March 31,

2016

2015

Deferred tax assets:

Losses available for deductions

$

1,323,411

$

725,440

Share issuance costs carried forward

-

78,300

1,323,411

803,740

Less unrecognized deferred tax assets

(1,323,411)

(803,740)

Recognized deferred tax assets

$

-

$

-

11.  Concentration of Risk

During  the  year  ended  March  31,  2016,  revenues  generated  were  $125,934  compared  to  revenues  of

$101,835  during  the  same  period  in  2015.  Revenues  are  generated  through  consulting  services provided by Mobetize to existing customers, payment processing, and licensing.

During  the  year  ended  March  31,  2016,  the  Company  had  revenues  from  five  customers  (2015  –

revenues  from  four  customers)  with  75%  (2015  –  55%)  of  revenues  generated  from  the  Company’s largest  customer.  During  the  year  ended  March  31,  2016,  the  Company  had  $nil  (2015  -  $13,716)

revenues from Alligato Inc.

12.  Commitment and Contingencies

The  Company  has  an  obligation  under  a  rental  lease  for  its  operating  office.  As  of  March  31,  2016,

the remaining term of the lease is six months with monthly payments of $4,900. The Company’s lease includes a renewal option.

13.  Supplemental Cash Flow Disclosures

US$

Years ended March 31,

2016

2015

CASH PAID DURING THE PERIOD FOR:

Interest paid

$

36,000

$

-

SUPPLEMENTAL NONCASH

INFORMATION:

Shares issued for services

32,484

289,771

Shares issued to settle debt

-

5,056

14.  Segment Information

The  company  has  currently  one  operating  segment  located  in  Canada.  Therefore,  there  is  a  single reportable  segment  and  operating  unit  structure.  The  Company’s  chief  operating  decision  maker reviews  financial  information  presented  on  a  consolidated  basis  for  purposes  of  allocating  resources and evaluating financial performance.

15.  Comparative Periods

Certain  comparative  amounts  for  the  prior  period  have  been  reclassified  to  conform  to  the  current period presentation.

16.  Subsequent Events

Subsequent  to  year  end,  the  Company  has  sought  recovery  of  578,733  common  shares  and  101,726 share purchase warrants issued as an overpayment in settlement of expenses and liabilities.

On May 20,  2016, the Company filed a Certificate of Amendment to its Articles of Incorporation (the

“Series  A  Amendment”)  with  the  Nevada  Secretary  of  State  to  amend  its  Designation  of  Series  A

Preferred  Stock  dated  February  25,  2016  (the  “Series  A  Preferred  Designation”),  in  its  entirety,  to amend the provision related to conversion adjustments.

On  May  23,  2016,  the  Company  filed  a  Certificate  of  Designation  for  Series  B  Preferred  Stock  (the

“Series  B  Preferred  Designation”)  with  the  Nevada  Secretary of  State.  The  Series  B  Designation  was

approved  by the  Board  on  May 11,  2016.  The  Series  B  Preferred  Designation  designated  twenty five million  (25,000,000)  shares  of  the  authorized  preferred  share  capital  as  Series  B  Preferred  Stock  and provides  certain  preferences  to  holders  of  Series  B  Preferred  Stock  over  those  rights  held  by  holders of the Company’s common stock

On May 31,  2016, the Company filed a Certificate of Amendment to its Articles of Incorporation (the

“Series  B  Amendment”)  with  the  Nevada  Secretary  of  State  to  amend  its  Designation  of  Series  B

Preferred  Stock  dated  May  23,  2016,  in  its  entirety,  to  amend  the  protection  provision  related  to  the limitations placed on the issuance of Series B Preferred Stock.

On June 1, 2016, the Company entered into Consulting and Debt Settlement Agreements with

Francisco Kent Carasquero pursuant to which the Company agreed to settle an amount of $30,000 for services rendered by Mr. Carasquero  in exchange for 200,000 shares of Series B Preferred Stock in total satisfaction of the amounts owed and to enter into a monthly consulting arrangement.

On June 2, 2016, the Company and Alligato, Inc. entered into a Share Exchange Agreement pursuant to which Alligato exchanged 4,081,481 shares of the Company’s common stock for 4,081,481 shares of the Company’s Series B Preferred Stock.

On June 2, 2016, the Company and Don Duberstein, a member of the board of directors, entered into a Share Exchange Agreement pursuant to which Mr. Duberstein exchanged 1,039,167 shares of the

Company’s common stock for 1,039,167 shares of the Company’s Series B Preferred Stock.

On June 2, 2016, the Company” and Malek Ladki, a member of the board of directors, entered into a

Share Exchange Agreement pursuant to which Mr. Ladki exchanged 300,000 shares of the

Company’s common stock for 300,000 shares of the Company’s series B Preferred Stock.

ITEM 9.

Changes   in   and   Disagreements   with   Accountants   on   Accounting   and   Financial

Disclosure

Not applicable.

ITEM 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange

Commission (the “Commission”), and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Mobetize’s management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing,

summarizing, and reporting information required to be disclosed, within the time periods specified in the

Commission’s rules and forms, and such information was not accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange

Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief

Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

▪     pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

▪     provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

▪     provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Mobetize’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control – Integrated

Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway

Commission, which assessment identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses,

management concluded its internal control over financial reporting to be ineffective.

The matters involving internal control over financial reporting that our management considered to be material weaknesses were:

1.    lack of a functioning audit committee due to the number of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2.    insufficient  written  policies  and  procedures  for  accounting and  financial reporting  with  respect  to the requirements and application of US GAAP and Commission disclosure requirements;

We do not believe the material weaknesses described above caused any material misstatement of our financial condition and results of operations for the year ended March 31, 2016. However, management believes that the lack of a functioning audit committee and the absence of sufficient written policies and procedures results in ineffective oversight in the estabDRAFT lishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Mobetize intends to remedy its material weaknesses as follows:

We intend to form an audit committee from two of our existing members of our board of directors that will act in a separate capacity to their responsibilities on the board as independent directors. When practical, we intend to appoint a third independent member to an audit committee with the financial expertise necessary for a fully functioning audit committee. Our board of directors is in the process of reviewing an audit charter and expects to adopt the charter and move forward with forming an audit committee in short order.

We plan to task management with the responsibility for ensuring that sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US

GAAP and Commission disclosure requirements as prepared and adopted by the board of directors as soon as is practicable.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we,

engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.

Other Information

Mobetize determined, subsequent to the period ended March 31, 2016, that certain amounts accrued to its former chief financial officer and persons or entities affiliated with him, as the result of consulting fees,

transactional contracts, expense reimbursements and shareholder loans, that were settled with shares of common stock and share purchase warrants were overstated.  Mobetize has communicated to its former chief financial officer its demand that 578,733 shares of its common stock be returned for cancellation and return to authorized share capital and that 101,726 share purchase warrants be returned for cancellation. We are yet to receive a response to our correspondence in this matter and will act as the situation demands to remedy this discrepancy.

DRAFT

PART III – RELATED PARTIES AND GOVERNANCE

ITEM 10.

Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of Mobetize as of the date of this annual report.

Name

Positions Held

Age

Date Elected or Appointed

Ajay Hans

CEO and Director

43

July 09, 2014

Elena Karamushko   CFO and PAO

34

February 4, 2016

Malek Ladki

Director & Chairman

50

July 09, 2014

Donald Duberstein   Director

63

September 14, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of Mobetize, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ajay Hans – Chief Executive Officer and Director

Business Experience

Mr. Hans has over 15 years of technology new venture development and financial experience in the development, marketing and implementation of compDRAFTlex billing and payment related software technologies dedicated for MNO’s and MVNO’s. Mr. Hans has served as CEO & COO of Dyneget; VP

Operations OAN Services Canada – OAN pioneered telecom billing and clearing solutions across North

America processing $500 million annually in LEC Billing transactions (ie. a form of billing for internet-

based or other usually electronic services where the user is charged through his account with the local telephone company (also known as the Local Exchange Carrier), rather than directly from the provider of the service). Additionally, he is actively involved in speaking engagements for Pacific Crest Securities.

Mr. Hans oversees our strategic vision and tactical execution. He has held senior executive positions with leading telecom software technology companies where he successfully implemented solutions for brands including SaskTel, Sprint, and AT&T.

Officer and Director Responsibilities and Qualifications

Mr. Hans is responsible for the overall management of Mobetize and is involved in many of its day-to-

day operations, including technology development, finance, and overall business strategy.

Mr. Hans holds a Bachelor’s Degree in Business Management, Economics, and Marketing from British

Columbia Institute of Technology and has completed an Executive Management Program at Simon Fraser

University as well as the Executive Managerial Success Program from Harvard Business School.

Other Public Company Directorships in the Last Five Years

None.

Elena Karamushko – Chief Financial Officer and Principal Accounting Officer

Business Experience

Ms. Karamushko brings to her new position management skills and an expert accounting background with 15 years of accounting, management, and consultancy experience. She is a Chartered Professional

Accountant who started her accounting career in the audit practice of BDO Canada LLP managing international public company audit engagements. A few of her responsibilities included the audit and review of multicurrency financial statements, continuous reporting material of public companies,

performance of detailed analysis of consolidations of multiple foreign entities, and analysis of internal controls. For the past five years, Ms. Karamushko worked in senior roles with organizations including

Powerex, a company involved in buying and supplying physical wholesale power, natural gas, and ancillary services, as well as Mobetize, and provided expert consulting services in the areas of finance and accounting to various entities.

Officer Responsibilities and Qualifications

Ms. Karamushko is responsible for finance, overall business strategy, and day to day administration.

Ms. Karamushko earned a Bachelor of Business Administration Degree with a Major in Accounting from

Simon Fraser University.

Public Company Directorships in the Last Five Years

None.

DRAFT

Malek Ladki – Director & Chairman

Business Experience

Dr. Ladki is a highly experienced TMT executive with over 21 years of experience of starting, growing and exiting businesses internationally, running global telecoms infrastructure projects and holding a variety of senior management roles with network operators, and FTSE100 software vendors. Dr. Ladki has also held several board-level roles with multinational telecoms infrastructure solutions and suppliers.

He has founded and successfully exited three highly innovative Telecoms and IT products/solutions businesses while helped launch a number of 1st tier telecoms in Europe and the United States. His technical expertise spans several disciplines in Telecoms, IT, Software and Hardware development and he holds three patents in network optimization. His vast experience in leading hyper-growth startups,

growing emerging technologies and restructuring business is an asset to Mobetize.

Director Responsibilities and Qualifications

Dr. Ladki also serves as the Chairman of the Board of Directors.

Dr.  Ladki  graduated  with  a  Bachelor  of  Electronics  Engineering  in  1987  and  went  on  to  study  for  a

Doctorate in Engineering and earned his PhD in the telecommunications from the University of Liverpool in 1990.

Other Public Company Directorships in the Last Five Years

None.

Donald Duberstein – Director

Business Experience

Mr. Duberstein is an experienced entrepreneur, portfolio manager, and active investor. Apart from owning and managing an extensive portfolio of residential and commercial properties across the United

States over the past 38 years, Mr. Duberstein has co-founded and chaired a cosmeceutical skin care company and has been actively involved in a number of private and public companies.

From 1995 through 1999 Mr. Duberstein was also on the Board of Directors of Selvac Corporation, a public company.

Officer and Director Responsibilities and Qualifications

Mr. Duberstein graduated from the University of Pennsylvania Phi Beta Kappa, Magna Cum Laude in

1973 and NYU Law School in 1976. He became a member of the New York and Florida Bars in

1977.

Other Public Company Directorships in the Last Five Years

None.

Family Relationships

There are no family relationships between or among the directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of Mobetize’s directors, or persons nominated to become directors or executive officers.

Term of Office

Our directors were appointed for a one (1) year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers were appointed by our Board of Directors and will hold office until the expiration of their employment contracts or removal by the board.

No other persons are expected to make any significant contributions to Mobetize’s executive decisions who are not executive officers or directors of Mobetize.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the

SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and

5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or representations from certain reporting persons, we believe that during fiscal year ended March 31, 2016, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complete.

Code of Ethics

We have not yet adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of Mobetize, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

We  had not  formed  an  audit  committee  as  of March  31,  2016,  and  are  in  the process  of adopting  an audit charter and have determined to form an audit committee comprised of two independent directors.

Mobetize’s board of directors has not established a compensation committee.

Mobetize’s Bylaws define the procedure requirements for shareholders to submit recommendations or nominations for directors.

A shareholder who wishes to communicate with our board of directors may also do so by directing a written request addressed to our president, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it has two members that would qualify as independent for the purposes of serving on an audit committee but does not have a prospective member of our audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of

Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the

Exchange Act.

We believe that the members of our board of directors, who will act as our audit committee in fulfilling that function, are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

ITEM 11.

Executive Compensation

Summary

The following table provides summary information for the years ended March 31, 2016 and 2015 concerning cash and non-cash compensation paid or accrued by Mobetize to or on behalf of (i) the Chief

Executive Officer and the Chief Financial Officer and (ii) any other employee to receive compensation in excess of $100,000:

SUMMARY COMPENSATION TABLE

Change in

Pension Value

and Non-

Non-

qualified

Name

Equity Incentive

Deferred

and

Stock

Option

Plan

Compensation

All Other

Principal

Salary     Bonus     Awards      Awards      Compensation

Earnings

Compensation

Position

Year

($)

($)

($)

($)

($)

($)

($)

Total

Ajay Hans,

2016

Nil

Nil

Nil

$140,638

Nil

Nil

$120,000

$260,638

Chief

Executive

2015

Nil

Nil

Nil

Nil

Nil

Nil

$108,000

$108,000

Officer and

Director(2)

Stephen

2016    $90,000

Nil

Nil

$140,638

Nil

Nil

Nil

$230,638

Fowler, Chief

Financial

2015

Nil

Nil

Nil

Nil

Nil

Nil

$108,000

$108,000

Officer, and

Director(1)

Elena

2016    $15,428

Nil

Nil

$16,073

Nil

Nil

$48,931

$80,432

Karamushko

Chief Financial

Officer(3)

(1)   Stephen Fowler was appointed as an officer and director of Mobetize on July 12, 2013. Mr. Fowler resigned as

Chief Financial Officer and as a Director on February 4, 2016.

(2)   Ajay Hans was appointed to as Chief Executive Officer and as a Director of Mobetize on September 4, 2013.

(3)   Elena  Karamushko  was  appointed  as  Chief  Financial  Officer  and  Principal  Accounting  Officer on  February 4,

2016.

Chief Executive Officer

Our Chief Executive Officer serves pursuant to a consulting agreement dated effective July 1, 2014, that entitles our Chief Executive Officer to a management fee of $10,000 per month and eligibility to receive stock options. Prior to his current management services agreement, our Chief Executive Officer served pursuant to a management services agreement in exchange for $6,000 per month. The current management services agreement is in effect unless terminated by the Company or the Chief Executive

Officer. The compensation package is deemed appropriate for our Chief Executive Officer and was approved by Mobetize’s Board of Directors.

For the year ended March 31, 2016, $230,638 was paid to or accrued for our Chief Executive Officer of which $120,000 was a management services fee and $140,638 was due to the grant of stock options. For the year ended March 31, 2015, $108,000 was paid in service management fees. The increase in executive compensation for our Chief Executive Officer in the current period can be attributed to increases in the monthly fees over the respective periods and the grant of stock options in the current period.

Chief Financial Officer (Former)

Our former Chief Financial Officer served pursuant to a management employment agreement dated effective January 1, 2015, that entitled our former Chief Financial Officer to a salary of $9,000 per month and eligibility to receive stock options. Prior to the effective date of the January 1, 2015, Mr. Fowler served pursuant to a consulting agreement in exchange for $8,750 per month in consulting fees and an office allowance of $250 per month. The compensation package was deemed appropriate for our Chief

Financial Officer and was approved by Mobetize’s Board of Directors. Mr. Fowler resigned as Chief

Financial Officer and as a director of Mobetize effective February 04, 2016.

For the year ended March 31, 2016, $230,638 was paid to or accrued for our former Chief Financial

Officer of which $90,000 was salary and $140,638 was due to the grant of stock options. For the year ended March 31, 2015, $108,000 was paid in consulting fees and office allowance. The increase in executive compensation for our former Chief Financial Officer in the current period can be attributed to the grant of stock options in the current period.

Chief Financial Officer (Current)

Our current Chief Financial Officer serves pursuant to a management employment agreement dated effective February 4, 2016, that entitles our current Chief Financial Officer to a salary of $10,417 CAD per month and eligibility to receive 120,000 sign in stock options. Prior to the effective date of February

4, 2016, Ms. Karamushko served pursuant to a management consulting agreement dated effective

December 15, 2014, that entitled her to a consulting fee of $8,000 CAD per month and eligibility to receive stock options. The compensation package is deemed appropriate for our current Chief Financial

Officer and was approved by Mobetize’s Board of Directors.

For the year ended March 31, 2016, $80,432 was paid to or accrued for our current Chief Financial

Officer in salaries and consulting fees as well as due to the grant of stock options respectively.

Stock Option Plan and Grant

Our board of directors adopted and approved the 2015 Mobetize Stock Option Plan (“Plan”) on August

7, 2015, which provides for the granting and issuance of up to 3,000,000 million shares of our common stock. Mobetize has granted 1,730,000 stock options from the Plan at a $0.60 exercise price per share for five years to our named officers and directors.  At March 31, 2016, the Plan had 618,738 options available for future grant.

Our board of directors administers the Plan, however, they may delegate this authority to a committee formed to perform the administrative function of the Plan. The board of directors or a committee of the board has the authority to construe and interpret provisions of the Plan as well as to determine the terms of an award. Our board of directors may amend or modify the Plan at any time. However, no amendment or modification shall adversely affect the rights and obligations with respect to outstanding awards unless the holder consents to that amendment or modification.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

The following table provides summary information for the year ended March 31, 2016, concerning cash and non-cash compensation paid or accrued by Mobetize to or on behalf of its non-executive directors.

Director Summary Compensation Table

Name

Fees earned or

Stock

Option

Non-equity

Nonqualified

All other

Total

paid in cash

awards

Awards

incentive plan

deferred

compensation

($)

($)

($)

($)

compensation

compensation

($)

($)

($)

Dr. Malek Ladki

-

-

$202,656

-

-

-

$202,656

Donald Duberstein

-

-

$56,953

-

-

-

$56,953

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended March 31, 2016.

Pension, Retirement or Similar Benefit Plans

There  are  no  arrangements  or  plans  in  which  we  provide  pension,  retirement  or  similar  benefits  for directors  or  executive  officers.  We  have  no  material  bonus  or  profit  sharing  plans  pursuant  to  which  cash or  non-cash  compensation  is  or  may  be  paid  to  our  directors  or  executive  officers,  except  that  stock options may be granted at the discretion of the board of directors or a committee there.

ITEM 12.

Security  Ownership  of  Certain  Beneficial  Owners  and  Management  and  Related

Stockholder Matters

The  following  table  sets  forth  the  total  number  of  shares  owned  beneficially  by  each  of  our  directors,

named  executive  officers,  individually and  as  a  group,  and the  present  owners  of 5%  or  more  of our  total outstanding shares of Common  Stock,  Series A  Preferred Shares  and Series B  Preferred Shares. Mobetize

has  23,330,233  common  shares,  4,565,000  Series  A  preferred  shares  and  5,420,648  Series  B  preferred shares issued and outstanding as of July 11, 2016.

Series A Preferred

Series B Preferred

Common Shares

Shares

Shares

Amount and

Amount and

Nature of

Nature of

Beneficial

Amount and Nature of

Beneficial

Ownership

Name and Address of

Beneficial Ownership  Percentage   Ownership   Percentage

(1)

Percentage

Beneficial Owner

(1)

of Class

(1)

of Class

of Class

Ajay Hans

1018 Cornwall Street

-

4,565,000 (2)

4,081,481(2)

New Westminster, BC V3M

Direct and Indirect

0%

Direct

100%

Indirect

75%

1S2

Donald Duberstein

49 Bristol Drive

-

Boynton Beach, FL 33436

Direct

0%

-

-

1,039,167

19%

Malek Ladki

59 Kilbarry Crescent

-

Ottawa, ON K1K 0H2

Direct

0%

-

-

300,000

6%

Elena Karamushko

204-2638 Ash Street

6,667

Vancouver, BC V5Z 4K3

Direct

< 1%

-

-

-

-

Directors and Executive

6,667

Officers as a Group

Direct and Indirect

< 1%

4,565,000

5,420,648

Direct

100%

Direct and

100%

Indirect

5%+ Shareholders

Stephen Fowler

51 Bay View Drive

10,231,000 (3)

Point Roberts, WA 98281

Direct and Indirect

44%

-

-

-

-

CAT Brokerage AG

Gutenbergstrasse 10

Zurich, CH-8027

1,678,000

Switzerland

Direct

7.2%

-

-

-

-

(1)   Beneficial Ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership and sole voting power and with respect to the shares of our Common Stock or Preferred Stock, as applicable.

(2)   Ajay  Hans  directly  holds  4,565,000  shares  of  Series  A  Preferred  and  indirectly  holds  4,081,481  shares  of  Series  B

Preferred comprised of 4,081,481 as the principal of Alligato Inc.

(3)   Stephen Fowler directly holds 6,851,000 shares and indirectly holds 3,380,000 shares comprised of 75,000 as the principal of Forte Finance, LLC, 2,605,000 as the principal of Forte Finance Limited, in addition to directing

160,000 shares held in trust for his family members and 540,000 held by his wife.

ITEM 13.

Certain Relationships and Related Transactions, and Director Independence

Neither our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse,

parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us except as follows:

a)    During the year ended March 31, 2016, Mobetize incurred $nil (2015 - $114,382) of management fees, and $1,380 (2015 - $94,168) of general and administrative expenses to the former president and former chief financial officer, Stephen Fowler, noting that the former officer and director resigned from all roles on February 4, 2016. In 2016 the former chief financial officer was remunerated as an employee.

b)    During the year ended March 31, 2016, Mobetize incurred $120,000 (2015 - $108,000) of management fees, $74,227 (2015 - $261,607) of development and engineering fees, $1,533 (2015

- $5,527) of general and administration expenses, and $nil (2015 - $2,638) of sales and marketing expenses to a company controlled by our chief executive officer.

c)    During the year ended March 31, 2016, Mobetize received additional advances of $137,000 (2015

- $nil) from the former chief financial officer, which were reinvested during the year as part of a

$175,000 private placement for common shares of Mobetize by the former chief financial officer and direct members of his family. During the year ended March 31, 2016, Mobetize also paid

$994 (2015 - $nil) in interest to the former chief financial officer in connection with the above noted advances.

d)   During the year ended March 31, 2016, the former chief financial officer exercised 25,000 warrants at $0.50.

e)    During the year ended March 31, 2016, Mobetize received additional advances of $40,741 (2015

- $nil) from its chief executive officer, which advances were reinvested during the year as part of a $40,741 private placement for our common shares by Alligato, Inc, a company controlled by the chief executive officer.

Director Independence

Mobetize is quoted on the OTCQB inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15), which states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

Accordingly, as of March 31, 2016, we consider two of our directors independent, neither of whom is employed by us.

ITEM 14.

Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended March 31, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Years ended,

March 31, 2016

March 31, 2015

$

$

Audit Fees

33,500

29,500

Audit Related Fees

6,660

-

Tax Fees

8,260

10,000

All Other Fees

-

-

Total

48,420

39,500

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

PART IV - EXHIBITS

ITEM 15.

Exhibits, Financial Statement Schedules

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages

F-1 through F-25, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended March 31, 2016 and 2015:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 67 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 MOBETIZE CORP                                                                          DATE

/s/ Ajay Hans                                                                                      July 11, 2016

Ajay Hans

Chief Executive Officer and Director

/s/ Elena Karamushko                                                                         July 11, 2016

Elena Karamushko

Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                                                     Date

/s/ Malek Ladki                           Director                                            July 11, 2016

Malek Ladki

/s/ Ajay Hans                           Director, Chief Executive Officer        July 11, 2016

Ajay Hans

/s/ Don Duberstein                   Director                                                 July 11, 2016

Don Duberstein

66

INDEX TO EXHIBITS

Exhibit No.     Exhibit Description
2.1*                 Purchase and Sale Agreement with Mobetize, Inc., dated July 9, 2013, incorporated by reference to our Form 10-Q/A filed with the Commission on September 10, 2013.

3.1*                 Articles of Incorporation, incorporated hereto by reference to the Form S-1, filed with the Commission on May 30, 2012.

3.1.1*              Certificate of Amendment filed on August 8, 2013 incorporated by reference to the Form 8-K filed with the Commission on August 15, 2013.

3.1.2*              Certificate of Designation Series A Preferred filed on February 4, 2016, incorporated by reference to the Form 8-K filed with the Commission on February 11, 2016.

3.1.3*              Certificate of Amended Designation Series A Preferred filed on May 20, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.

3.1.4*              Certificate of Designation Series B Preferred filed on May 23, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.

3.1.5*              Certificate of Amended Designation Series B Preferred filed on May 31, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.

3.2*                 Bylaws, incorporated by reference to the Form S-1, filed with the Commission on May 30, 2012.

3.2.1*              Amended Bylaws, incorporated by reference to the Form 8-K filed with the Commission on February 11, 2016.

10.1*               Management Services Agreement between Mobetize and Alligato, Inc. dated June 1, 2013,  incorporated by reference to the Form 8-K filed with the Commission on September 16, 2013.

   10.2*               Management Services Agreement between Mobetize and 053574 BC Ltd. dated June 1, 2013, incorporated hereto by reference to the Form 8-K filed with the Commission on September 16, 2013.

   10.3*               Consulting Agreement between Mobetize and Stephen Fowler dated July 15, 2013, incorporated hereto by reference to the Form 8KA filed with the Commission on October 28, 2013.

10.4*               Assignment of Debt Agreement between Mobetize and Stephen Fowler dated April 4, 2012, incorporated by reference to the Form 8-K/A filed with the Commission on November 22, 2013.

10.5*               License Assignment Agreement between Telepay, Inc. and Baccarat Overseas Ltd. dated August 21, 2012, incorporated by reference to the Form 8-K filed with the Commission on September 16, 2013.

10.6*               Consulting agreement between Mobetize and Tanuki Business Consulting, Inc. dated September 23, 2013,  incorporated by reference to the Form 8-K filed with the Commission on October 1, 2013.

10.7*               Consulting Agreement between Mobetize and Hugo Cuevas-Mohr dated October 1, 2013, incorporated by reference to the Form 8-K filed with the Commission on March 18, 2014.

10.8*               Consulting agreement between Mobetize and Institutional Marketing Services, Inc. dated November 13, 2013, incorporated by reference to the Form 8-K filed with the Commission on March 18, 2014.

10.9*               Form of Subscription Agreement with the Subscribers dated June 25, 2014, incorporated by reference to the Form 10-K filed with the Commission on June 30, 2014.

10.10               Management Consulting Agreement between Mobetize Corp. and Ajay Hans dated July 1, 2014.

10.11               Management Employment Agreement between Mobetize Canada Inc. and Elena Karamushko dated February 4, 2016.

21                    Subsidiaries of Mobetize.

31.1                 Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached.

31.2                 Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached.

32.1                 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached.

32.2                 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached.

99*                  2015 Mobetize Stock Option Plan dated August 10, 2015, incorporated by reference to the Form 8-K filed with the Commission on August 11, 2015.

101. INS          XBRL Instance Document†

101. PRE         XBRL Taxonomy Extension Presentation Linkbase†

101. LAB        XBRL Taxonomy Extension Label Linkbase†

101. DEF         XBRL Taxonomy Extension Label Linkbase†

101. CAL        XBRL Taxonomy Extension Label Linkbase†

101. SCH        XBRL Taxonomy Extension Schema†

*                      Incorporated by reference to previous filings of the Company.

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

67