Form 10-K/A
period 2016-03-31
MOBETIZE, CORP.
filed 2016-07-13
CIK 1546679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Registrant’s Form 10-K for the period ended March 31, 2016, filed on July 11, 2016 (the “Original Filing”), has been amended hereby in its entirety on Form 10-K/A (this “Amendment”) to append those XBRL files that failed to post with the Original Filing on the Securities and Exchange Commission’s (“Commission”) Edgar website due to a software error. Unless indicated otherwise, the disclosures in this Amendment continue to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context.

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

 MOBETIZE CORP                                                                          DATE

/s/ Ajay Hans                                                                                      July 12, 2016

Ajay Hans

Chief Executive Officer and Director

/s/ Elena Karamushko                                                                         July 12, 2016

Elena Karamushko

Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                                                     Date

/s/ Malek Ladki                           Director                                            July 12, 2016

Malek Ladki

/s/ Ajay Hans                           Director, Chief Executive Officer        July 12, 2016

Ajay Hans

/s/ Don Duberstein                   Director                                                 July 12, 2016

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