Form 10-Q
period 2016-06-30
MOBETIZE, CORP.
filed 2016-08-12
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Issuer’s telephone number: (778) 588-5563

Indicate  by  checkmark  whether  the  issuer:  (1)  has  filed  all  reports  required  to  be  filed  by  Section  13  or

15(d)  of  the  Exchange  Act  during  the  past  12  months  (or  for  such  shorter  period  that  the  registrant  was required  to  file  such  reports),  and  (2)  has  been  subject  to  such  filing  requirements  for  the  past  90  days.

Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-

accelerated filer, or a smaller reporting company.

Large accelerated filer ☐

Accelerated filer

☐

Non-accelerated filer ☐     (Do not check if a smaller reporting company)

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the

Exchange Act). ☐Yes ☒No

At August 12, 2016, the number of shares outstanding of the registrant’s common stock, $0.001 par value was 23,330,233, the number of shares outstanding of registrant’s Series A preferred stock, $0.001 par value was 4,565,000, and the number of shares outstanding of registrants Series B preferred stock,

$0.001 par value was 11,570,648.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets

3

Consolidated Statements of Operations

4

Consolidated statements of Stockholders’ Equity

5

Consolidated Statements of Cash Flows

6

Notes to Consolidated Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

23

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

28

Item 4.

Controls and Procedures

28

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings and Risk Factors

29

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 3.

Defaults Upon Senior Securities

29

Item 4.

Mine Safety Disclosures

29

Item 5.

Other Information

29

Item 6.

Exhibits

31

Signatures

30

MOBETIZE, CORP.

Consolidated Balance Sheets

June 30, 2016

(Unaudited)

US $

JUNE 30,

MARCH 31,

2016

2016

ASSETS

Current Assets:

Cash

$

19,075

$

210,341

Accounts receivable

72,215

43,729

Prepaid expenses and deposits

52,391

59,516

Prepaid expenses and deposits – related party (Note 4d)

6,508

5,241

Total Current Assets

150,189

318,827

Property and equipment, net (Note 3)

10,995

11,828

TOTAL ASSETS

$

161,184

$

330,655

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

Current Liabilities:

Accounts payable and accrued liabilities

$

189,269

$

138,956

Accounts payable and accrued liabilities - related party (Note 4d)

124,357

75,749

Deposits due to customers

1,480

1,480

Promissory note – related party (Note 4d)

75,000

50,000

Convertible debenture (Note 5f)

275,000

275,000

Total Current Liabilities

665,106

541,185

Shareholder loans (Notes 4d&e)

59,073

47,476

TOTAL LIABILITIES

$

724,179

$

588,661

STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 Par Value: 525,000,000 authorized and 23,330,233 common shares issued and outstanding, respectively (Note 5)

$

23,330

$

28,751

Preferred stock – Class A, $0.001 Par Value: 250,000,000 authorized and

4,565,000 preferred shares issues and outstanding (Note 5d)

4,565

4,565

Preferred stock – Class B, $0.001 Par Value: 250,000,000 authorized and

5,420,648 preferred shares issues and outstanding (Note 5e)

5,421

-

Share subscriptions payable

30,000

-

Share purchase warrants (Note 6)

676,964

676,964

Share options (Note 7)

830,382

757,524

Additional paid-in capital

4,608,487

4,608,487

Accumulated other comprehensive loss

(9,394)

(9,236)

Accumulated deficit

(6,732,750)

(6,325,061)

Total Stockholders' Deficiency

(562,995)

(258,006)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY

$

161,184

$

330,655

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Operations and Comprehensive Loss

For the three months ended June 30, 2016 and 2015

(Unaudited)

US$

THREE MONTHS ENDED

JUNE 30,

2016

2015

OPERATING REVENUES

Revenues

$

75,618

$

3,335

OPERATING EXPENSES

Depreciation

805

776

General and administrative

86,878

64,800

General and administrative - related party (Note

4a&c)

2,683

1,434

Investor relations and promotion

34,515

-

Listing fees

4,052

12,235

Management salaries and consulting fees

21,000

110,366

Management salaries and consulting fees - related

party (Note 4a)

37,210

30,000

Professional fees

84,703

27,267

Research and development

102,582

111,566

Research and development - related party (Note 4a)

27,154

631

Sales and marketing

8,867

3,925

Stock based compensation expense (Note 7)

72,858

-

Total operating expenses

483,307

363,000

NET LOSS

$

(407,689)

$

(359,665)

NET LOSS PER SHARE

Basic

$

(0.02)

$

(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON

SHARES OUTSTANDING

Basic

27,070,480

30,226,095

COMPREHENSIVE LOSS

Net loss

$

(407,689)

$

(359,665)

Other comprehensive loss:

Foreign currency translation adjustment

(158)

1,599

Comprehensive loss:

$

(407,847)

$

(358,066)

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Stockholders’ Equity

For the three months ended June 30, 2016 and the year ended March 31, 2016

(Unaudited)

Preferred Shares –

Preferred Shares –

Common Shares

Class A

Class B

Warrants

Accumulated

Additional

Share

Options and

Other

Total

Paid-In

Subscriptions      other Reserves

Accumulated      Comprehensive

Shareholder’s

Number

Value

Number

Value

Number

Value

Capital

Payable

(Note 8)

Deficit

Loss

Equity

Balance - March 31, 2015

30,185,505  $

30,186

-  $

-  $

-

-

4,030,880  $

14,303  $

423,408  $

(4,255,516)  $

(2,326)  $

240,935

Stock payable for consultancy

services received (Note 5a)

-

-

-

-

-

-

-

18,181

-

-

-

18,181

Sale of 161,481 shares at

$0.50/share

(Notes 5b)

161,481

161

-

-

-

-

65,022

-

15,556

-

-

80,739

Sales of 2,724,688 shares at

$0.25/share, net of $12,122

financing fee (Note 5b)

2,724,668

2,725

-

-

-

-

403,850

-

262,470

-

-

669,045

Valuation of financing warrants on

sale of shares (Notes 6d)

-

-

-

-

-

-

-

-

3,372

-

-

3,372

Exercise of warrants in the period

(Note 6a)

189,500

189

-

-

-

-

94,561

-

-

-

-

94,750

Warrants issued on exercise of

expiring warrants (Note 6a)

-

-

-

-

-

-

(18,255)

-

18,255

-

-

-

Share options issued in the period

(Note 8)

-

-

-

-

-

-

-

-

711,427

-

-

711,427

Conversion of common to

preferred shares

(Note 5d)

(4,565,000)

(4,565)      4,565,000

4,565

-

-

-

-

-

-

-

Shares issued for services (Note

5a)

54,727

55

-

-

-

-

32,429

(32,484)

-

-

-

-

Net loss for the year

-

-

-

-

-

-

-

-

-

(2,069,545)

-

(2,069,545)

Comprehensive loss for the year

-

-

-

-

-

-

-

-

-

-

(6,910)

(6,910)

Balance – March 31, 2016

28,750,881  $

28,751      4,565,000  $

4,565  $

-  $

-  $      4,608,487  $

-  $

1,434,488  $

(6,325,061)  $

(9,236)  $

(258,006)

Stock payable for consultancy

services received (Note 5a)

-

-

-

-

-

-

-

30,000

-

-

-

30,000

Conversion of common to

preferred shares (Note 5e)

(5,420,648)

(5,421)

-

-      5,420,648

5,421

-

-

-

-

-

-

Share option expense in the period

(Note 8)

-

-

-

-

-

-

-

-

72,858

-

-

72,858

Net Loss for the year

(407,689)

(407,689)

Comprehensive loss

(158)

(158)

Balance – June 30, 2016

23,330,233  $

23,330      4,565,000  $

4,565  $  5,240,648  $

5,421  $      4,608,487  $

30,000  $

1,507,346  $

(6,732,750)  $

(9,394)  $

(562,995)

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Cash Flow

For the three months ended June 30, 2016 and 2015

(Unaudited)

US$

THREE MONTHS ENDED

JUNE 30,

2016

2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$

(407,689)

$

(359,665)

Adjustments to reconcile net loss to net cash used in

operating activities:

Depreciation expense

805

776

Shares issued for services

30,000

6,630

Interest accrued on shareholder loans

950

-

Amounts due to related parties

10,647

-

Share based compensation

72,858

-

Changes in assets and liabilities

Accounts receivable

(28,486)

(3,431)

Accounts receivable – related party

-

14,687

Prepaid expenses and deposits

7,125

17,335

Prepaid expenses and deposits – related party

(1,267)

-

Accounts payables and accrued liabilities

50,313

42,218

Accounts payable - related party

48,608

(51,231)

Net cash used in operating activities

(216,136)

(332,681)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of computer equipment

-

(1,742)

Net cash used in investing activities

-

(1,742)

CASH FLOWS FROM FINANCING ACTIVITES

Proceeds from sale of common stock

-

92,250

Proceeds from related party

25,000

81,106

Net cash provided by financing activities

25,000

173,356

EFFECT OF EXCHANGE RATE CHANGES ON CASH

(130)

1,377

NET DECREASE IN CASH

(191,266)

(159,690)

CASH - BEGINNING OF PERIOD

210,341

312,899

CASH - END OF PERIOD

$

19,075

$

153,209

CASH PAID DURING THE PERIOD FOR:

Interest expense

$

-

$

-

Tax expense

$

-

$

-

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Notes to the Consolidated Financial Statements

June 30, 2016

(Unaudited)

1.    Nature of Operations and Continuance of Business

Mobetize,  Corp.  (the  “Company”)  was  incorporated  in  the  state  of  Nevada  on  February  23,  2012,

under the name Slavia, Corp.

Mobetize  Corp.  is  an  emerging  Fintech  Company  which  provides  Fintech  solutions  and  services  to enable and support the convergence of global telecom and financial services providers (“Customers”).

This   is   achieved   through   the   Company’s   Global   Mobile   B2B   Fintech   and   Financial   Services

Marketplace (“Hub”). Mobetize is focused on selling Fintech solutions  and services to global telecom and financial services providers.

The  Company’s  activities  are  subject  to  significant  risks  and  uncertainties,  including  the  need  to

secure   additional   funding   to   operationalize   the   Company’s   current   technology   before   another

company develops competitive products.

Going Concern

These  consolidated  financial  statements  have  been  prepared  on  a  going  concern  basis,  which  implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As  of  June  30,  2016,  the  Company  has  an  accumulated  deficit  of  $6,732,750,  a  history  of net  losses  and  cash  used  in  operating  activities,  and  working  capital  deficiency  of  $514,917.  These factors  raise  substantial  doubt  regarding  the  Company’s  ability  to  continue  as  a  going  concern.  The continuation  of  the  Company  as  a  going  concern  is  dependent  upon  the  continued  financial  support from  its  management,  generating  higher  sales  in  the  upcoming  quarterly  periods  according  to  the budget, management’s ability to obtain the necessary debt or equity financing, cutting operating costs,

launching  viable  products,  and  generating  profitable  operations  overall  from  the  Company’s  future operations.  These  financial  statements  do  not  include  any  adjustments  to  the  recoverability  and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)    Cash

The  Company considers all  highly liquid instruments  with  maturity of  three  months  or  less  at  the time of issuance to be cash equivalents. As of June 30, 2016 and 2015, the Company had  no cash equivalents.

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

l)    Basic and Diluted Net Income (Loss) per Share

The  Company  computes  net  income  (loss)  per  share  in  accordance  with  ASC  260,  Earnings  per

Share. ASC  260 requires  presentation of basic and diluted earnings  per share  (“EPS”)  on the face of  the  income  statement.  Basic  EPS  is  computed  by  dividing  net  loss  available  to  common shareholders  and  preferred  shareholders  (numerator)  by  the  weighted  average  number  of  shares outstanding  (denominator)  during  the  period.  Diluted  EPS  gives  effect  to  all  dilutive  potential common  shares  outstanding  during  the  period  using  the  treasury  stock  method  and  convertible preferred stock  using  the if-converted  method.  In  computing  diluted EPS,  the  average  stock  price for  the  period  is  used  in  determining  the  number  of  shares  assumed  to  be  purchased  from  the exercise  of  stock  options  or  warrants.  Diluted  EPS  excludes  all  dilutive  potential  shares  if  their effect  is  anti-dilutive.  Due  to  the  continued  losses  in  the  Company,  all  convertible  instruments,

stock  options,  and  warrants  are  considered  anti-dilutive.  Consequently,  as  of  June  30,  2016,  the

Company has nil (2015 – nil) potentially dilutive shares.

m)   Comprehensive Loss

ASC   220,   Comprehensive   Income,   establishes   standards   for   the   reporting   and   display   of

comprehensive loss and its components in the financial statements.

n)    Financial Instruments / Concentration

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

p)    Embedded Conversion Features

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

q)    Derivative Financial Instruments

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

r)    Beneficial Conversion Feature

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

s)    Debt Issue Costs and Debt Discount

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

t)    Derivative Financial Instruments

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

u)    Beneficial Conversion Feature

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

v)    Debt Issue Costs and Debt Discount

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

w)   Foreign Currency

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

x)    Recently Adopted Accounting Standards

In  June  2014,  ASU  guidance  was  issued  to  resolve  the  diversity  of  practice  relating  to  the accounting  for  stock  based  performance  awards  that  the  performance  target  could  be  achieved after the employee  completes the required service period. The update is effective prospectively or retrospectively  for  annual  reporting  periods  beginning  after  December  15,  2015.  The  Company

adopted  this  ASU  on  April  1,  2016  prospectively.   The  adoption  of  this  ASU  does  not  have  a

material effect on the Company’s consolidated financial statements.

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

ASU is effective for annual periods beginning after December 15, 2015, including interim periods within those annual periods.  An entity may apply this ASU prospectively or retrospectively to all

prior  periods  presented  in  the  financial  statements.  Early  adoption  is  permitted.   The  Company

adopted  this  ASU  on  April  1,  2016  prospectively.   The  adoption  of  this  ASU  does  not  have  a

material effect on the Company’s consolidated financial statements.

y)    Recent Accounting Pronouncements

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

3.     Property and Equipment

Property and equipment, net consisted of the following:

June 30,

March 31,

2016

2016

Computer equipment

$   14,743

$   14,787

Furniture

1,200

1,204

Total

15,943

15,991

Less: Accumulated amortization

4,948

4,163

Property and equipment, net

$   10,995

$   11,828

During the three months ended June 30, 2016, property and equipment decreased by $35 as a result of foreign currency translation adjustments.

4.    Related Party Transactions

a)    During  the  three  month  period  ended  June  30,  2016,  the  Company  incurred  $22,500  (2015  -

$30,000)  of  management  fees,  $27,154  (2015  -  $631)  of  development  and  engineering  fees,  and

$2,233  (2015  -  $1,434)  of  general  and  administrative  expenses  to  companies  controlled  by  the

Chief Executive Officer (“CEO”) of the Company.

b)    During  the  three  month  period  ended  June  30,  2016,  the  Company  received  an  advance  of

$25,000 (2015 - $nil) from a company controlled by the CEO.

c)    During the  three  month  period  ended  June  30,  2016,  the  Company incurred  $450  (2015  -  $nil)  of general  and  administrative  expenses  to  the  former Chief  Financial  Officer  (“Former  CFO),  also a significant shareholder of the Company.

d)    As at June 30, 2016, the Company owes to companies controlled by the CEO $42,033 (March 31,

2016  -  $41,533)  in  shareholder  loans,  $52,500  (March  31,  2016  -  $30,000)  in  management  fees,

$71,857  (March  31,  2016  -  $45,749)  in  amounts  payable  for  services  received  and  expenses incurred  by  the  Company,  and  $68,492  (March  31,  2016  -  $44,759)  in  two  promissory  notes

(described  below)  which  comprise  $75,000  (March  31,  2016  -  $50,000)  principal  less  $6,508

(March 31,  2016  - $5,241) in  prepaid interest.  The  first  promissory note  has a  twelve  month term with $50,000 (March 31, 2016 - $50,000) principal due on maturity (February 14, 2017) and 12%

annual  interest  rate  with  $6,000  (March  31,  2016  -  $6,000)  interest  prepaid  to  the  holder.  The second  promissory note  has  a  twelve  month  term  with  $25,000  (March  31,  2016  -  $nil)  principal due  on  maturity (June  2,  2017)  and  12%  annual  interest  rate  with  $3,000  (March  31,  2016  -  $nil)

interest prepaid to the holder.

e)    As  at  June  30,  2016,  the  Company  has  recorded  an  obligation  of  $17,040  (March  31,  2016  -

$5,943)  to  the  Former  CFO  or  a  company  controlled  by  the  Former  CFO  in  shareholder  loan.

Amount owed to the Former CFO is unsecured and due on demand.

5.    Common Stock and Preferred Stock

a)    Shares for Services:

During  the  three  month  period  ended  June  30,  2016  and  the  twelve  month  period  ended  March

31, 2016,  the Company entered into  various consulting  and advisory agreements with  consultants and  advisors  to  provide  services  in  exchange  for  shares  and/or  cash,  as  applicable.  Shares  issued for  services  have  been  valued  at  the  service  value  amount  and  exchanged  to  common  shares

based  on  either  the  quoted   closing  price   of   the  Company’s   common   stock  on   the  date   of

settlement,  or  where  issuance  is  delayed,  at  the  average  market  price  of  the  Company’s  stock  for the respective period of service, as applicable.

During  the  three  month  period  ended  June  30,  2016,  the  Company  incurred  $30,000  (twelve month  period  ended  March  31,  2016  -  $18,181)  in  shares  for  services,  and  settled  $nil  (twelve month  period  ended  March  31,  2016  -  $32,484)  of  services  into  common  shares  with  nil  (twelve month period ended March 31, 2016 - 54,727) common shares issued at $0.001 per share and $nil

(twelve  month  period  ended  March  31,  2016  -  $32,429)  recorded  to  additional  paid-in  capital  as follows:

▪     On March  31,  2016, the  Company issued  54,727  shares  at  $0.001  per  share  with $32,429 recorded  to  additional  paid-in  capital  to  settle  $32,484  of  services  payable  in  common shares.

▪     As at June 30, 2016, $30,000 (March 31, 2016 - $nil) was  included in share subscriptions payable for consulting services provided.

b)    Private Placements:

During  the  three  month  period  ended  June  30,  2016  and  the  twelve  month  period  ended  March

31,   2016,   the   Company   conducted   four   private   placements   of   investment   units   comprising

common shares and warrants, as follows:

▪     On  September  1,  2015,  the  Company  closed  a  private  placement  under  which  it  sold

2,724,668 investment units for $0.25 per unit for gross proceeds of $681,167, which were exclusively offered  to subscribers  of  previous  $0.75  private  placements. Each  investment unit  consists  of  one  common  share  of  the  Company’s  stock  and  one  half-warrant.  The

1,362,332  warrants  are  exercisable  at  $1.00  per  share  and  are  valid  for  three  years  from the  date  of  issue.  $8,750  cash  financing  fees  and  17,500  financing  warrants  with  a  value of $3,372 are payable with this private placement.

▪     On September 1, 2015, the Company closed a private placement under which it sold

161,481 investment units for $0.50 per unit for gross proceeds of $80,739. Each investment unit consists of one common share of the Company’s stock and one half-

warrant. The 80,740 warrants are exercisable at $1.00 per share and are valid for three years from the date of issue. Neither financing fees nor financing warrants were payable with this private placement.

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

d)    Authorization and Issuance of Series A Preferred Shares:

During  the  year  ended  March  31,  2016,  the  Company  authorized  the  issuance  of  250,000,000 shares  of  preferred  stock  with  a  par  value  of  $0.001  per  share  and  designated  10,000,000  of  the preferred stock as Series A preferred shares (“Series A Preferred Shares”). The Series A Preferred

Shares  have  the  same  rights  and  privileges  as  the  common  shares,  with  the  exception  that  the

Series  A  Preferred  Share  holder  has  10  votes  per  Series  A  Preferred  Share  versus  one  vote  per common  share  and  does  not  have  the  right  to  sell  the  shares  for  a  period  of  2  years  from  the  date of issue.

On  February 4,  2016,  the  Company converted  4,565,000  common  shares  held  by  the  CEO  of the

Company into 4,565,000 Series A Preferred Shares.

As  at  June  30,  2016  4,565,000  (March  31,  2016  -  4,565,000)  Series  A  Preferred  Shares  were issued and outstanding.

e)    Authorization and Issuance of Series B Preferred Shares:

During  the  three  months  ended  June  30,  2016,  the  Company  designated  25,000,000  shares  of  the authorized  preferred  stock  as  Series  B  preferred  shares  (“Series  B  Preferred  Shares”).  The  Series

B  Preferred Shares  have  the  same rights  and  privileges  as the  common  shares,  with the exception that  the  Series  B  Preferred  Shares  have  an  anti-dilution  provision  and  the  Series  B  Preferred

Share holder does not have  the right to convert Series B Preferred Shares into common  shares  for a period of 2 years from the date of issue.

On   June   2,   2016,   the   Company   converted   4,081,481   common   shares   held   by   a   company

controlled by the CEO into 4,081,481 Series B Preferred Shares, 300,000 common shares held by the  Company’s  Chairman  and  Director  into  300,000  Series  B  Preferred  Shares,  and  1,039,167 common shares held by the Company’s Director into 1,039,167 Series B Preferred Shares.

As  at June 30, 2016,  5,420,648 (March 31,  2016  – nil)  Series B  Preferred Shares were  issued  and outstanding.

f)    Convertible Debenture:

In  March  2016,  the  Company  closed  a  convertible  debenture  financing  for  gross  proceeds  of

$275,000 (the “Convertible Debentures”), net of $30,000 of prepaid interest, noting that $3,000 of prepaid  interest  was  paid  by  the  Company  to  one  Convertible  Debenture  holder  after  year  end.

The  Convertible  Debentures  have  a  12  month  term,  12%  annual  interest  rate,  pay  the  holder  12 months of prepaid interest on issuance,  and have  a  conversion feature  exercisable  at  the option of the  holder  (the  “Conversion  Feature”). The Conversion  Feature  enables  the  holder  to  convert  any portion  of  their  outstanding  Convertible  Debenture  principal  balance  into  common  shares  at  a variable  and  discounted  conversion  price  (“Conversion  Price”  -  see  below)  after  180  days  from issue  date,  but  no  later  than  the  maturity  date.  The  Conversion  Price  is  calculated  as  a  50%

discount  to the  average  of  the  three lowest  closing  market  prices  over  any ten  day trading period,

ending  one  day  prior  to  a  notice  of  conversion  provided  by  the  holder.  The  Conversion  Feature

represents  an  embedded  contingent  redemption  feature  and  is  accounted  for  as  a  derivative.   The

fair  value  of  the  contingent  redemption  feature  is  immaterial  and  therefore  not  recognized  at inception, at March 31, 2016, and at June 30, 2016.

6.    Share Purchase Warrants

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

Balance, June 30, 2016

2,636,406

1.04

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

b)    On  September  1,  2015,  1,362,332  warrants  were  issued  with  an  exercise  price  of  $1.00  and  a

three   year  term  ending  September  1,  2018  to  the  parties   participating  in  the   $0.25  private

placement   for   common   shares   (“$0.25   PP”)   in   the   quarter.   Each   subscriber   to   the   private

placement  received  a  half  warrant  for  each  common  share  they  subscribed  for.  These  warrants were valued at $262,470 using the Black Scholes method criteria as below.

c)    On  September  1,  2015,  80,740  warrants  were  issued  with  an  exercise  price  of  $1.00  and  a  three year term ending September  1, 2018 to the parties participating in the $0.50 private  placement for common  shares  (“$0.50  PP”)  in  the  quarter.  Each  subscriber  to  the  private  placement  received  a half  warrant  for  each  common  share  they  subscribed  for.  These  warrants  were  valued  at  $15,566 using the Black Scholes method criteria as below.

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

As at June 30, 2016, the following share purchase warrants were outstanding:

Number of warrants

Exercise

outstanding

price (US$)

Expiry date

694,414

1.00

June 24, 2018

386,670

1.25

December 10, 2018

1,555,322

1.00

September 1, 2018

2,636,406

7.   Share Options

The following table summarizes the continuity of share purchase options:

Weighted average

Number of options

exercise price (US$)

Balance, March 31, 2015

57,291

1.25

Issued in period

2,630,000

0.60

Expired in period

(36,000)

0.65

Cancelled in period

(270,029)

0.74

Balance, March 31, 2016

2,381,262

0.60

Expired in period

(40,129)

0.60

Cancelled in period

(30,400)

0.60

Balance, June 30, 2016

2,310,733

0.60

As at June 30, 2016, the following share purchase options were outstanding:

Number of options

Number of options

Exercise

outstanding

vested

price (US$)

Expiry date

2,310,733

1,417,233

0.60

September 30, 2020

On  August  10,  2015,  the  Company’s  directors  adopted  the  2015  Stock  Option  Plan  (“Stock  Option

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

The  vested  options  are  measured  using  the  Black  Scholes  method,  which  included  the  dividend  yield of nil, risk-free interest rate of 0.68%, expected volatility of 76.7%, and expected term of 5 years. As at  March  31,  2016,  1,294,262, of the granted options were  vested, nil were exercised, 36,000 expired,

and 212,738 of the unvested options were cancelled leaving 1,087,000 options unvested.

As  at  June  30,  2016,  1,417,233  of  the  granted  options  were  vested,  nil  were  exercised,  40,129 expired, and 30,400 of the unvested options were cancelled leaving 893,500 options unvested.

During  the  three  months  ended  June  30,  2016  $72,858  (2015  -  $nil)  in  stock  based  compensation expense was recorded.

8.    Reserves

The Company had the following Share Purchase Warrants and Share Options in Reserves:

Share Purchase

Warrants

Share Options

Total

(Note 7)

(Note 7)

Reserves

Balance - March 31, 2015

$

377,311      $

46,097

$

423,408

Sale of 161,481 shares at

$0.50/share (Note 7c)

15,556

-

15,556

Sale of 2,724,688 shares at

$0.25/share, net of $12,122

financing fee (Note 7b)

262,470

-

262,470

Valuation of financing warrants

(Note 7d)

3,372

-

3,372

Warrants issued on exercise of

expiring warrants (Note 7a)

18,255

-

18,255

Share options issued in the period

-

711,427

711,427

Balance – March 31, 2016

$

676,964      $

757,524

$

1,434,488

Share option compensation

incurred in the period

-

72,858

72,858

Balance – June 30, 2016

$

676,964      $

830,382

$

1,507,346

9.   Concentration of Risk

During the  three  months  period ending  June  30,  2016, revenues  generated  were  $75,618  compared  to revenues  of  $3,335  during  the  same  period  in  2015.  Revenues  are  generated  through  consulting services provided by Mobetize to existing customers, payment processing, and licensing.

During  the  three  months  ended  June  30,  2016  the  Company had  revenues  from  five  customers  (2015

–  revenues  from  two  customers)  with  77%  (2015  –  nil)  of  revenues  generated  from  the  Company’s largest customer.

10. Commitment and Contingencies

The  Company has  an  obligation  under  a  rental lease  for  its  operating  office.  As  of  June  30,  2016,  the remaining  term  of  the  lease  is  three  months  with  monthly payments  of  $4,900.  The  Company’s  lease includes a renewal option.

11. Supplemental Cash Flow Disclosures

US$

Quarter ended June 30,

2016

2015

SUPPLEMENTAL NONCASH

INFORMATION:

Shares issued for services

30,000

6,630

12. Segment Information

The  Company  has  currently  one  operating  segment  located  in  Canada.  Therefore,  there  is  a  single reportable  segment  and  operating  unit  structure.  The  Company’s  chief  operating  decision  maker reviews  financial  information  presented  on  a  consolidated  basis  for  purposes  of  allocating  resources and evaluating financial performance.

13.  Subsequent Events

Subsequent  to  June  30,  2016,  the  Company  continues  to  seek  recovery  of  578,733  common  shares and 101,726 share purchase warrants issued as an overpayment to the Former CFO of the Company in consulting services and settlement of expenses and liabilities.

On July 12,  2016,  the Company issued a CAD  $25,000,  equivalent to USD  $19,231,  promissory note to  the  Company’s  CEO.  The  note has  a 12  month term,  12%  annual  interest  rate, and  pays  the  holder

12 months of prepaid interest on issuance.

On  July  15,  2016,  the  Company  entered  into  Consulting  Agreement  with  the  company  controlled  by the  Company’s  Chairman  pursuant  to  which  a  monthly  compensation  of  $1,000  is  to  be  paid  by  the

Company for consulting services provided.

On  July  15,  2016,  the  Company  entered  into  a  Debt  Settlement  Agreement  with  the  company controlled by the Company’s Chairman pursuant to which the Company agreed to settle an amount of

$24,000 for services rendered by the Chairman in exchange for 1,300,000 Series B Preferred Shares.

On  July  15,  2016,  the  Company  entered  into  a  Debt  Settlement  Agreement  with  the  company controlled  by  the  Company’s  CEO  pursuant  to  which  the  Company  agreed  to  settle  an  amount  of

$46,500,  which  included  a   principal  of  $50,000  less  prepaid  interest  of  $2,500,   in  outstanding

promissory note in exchange for 4,650,000 Series B Preferred Shares.

On July 22,  2016,  the Company issued  a $25,000  convertible  note, net  of  $3,000  prepaid  interest  to  a

Director of the Company.  The note  has  a 12 month term, 12% annual interest rate, pays  the holder 12 months  of  prepaid  interest  on  issuance,  and  has  a  Conversion  Feature  exercisable  at  the  option  of  the holder.  The  Conversion  Feature  enables  the  holder  to  convert  any  portion  of  their  outstanding

Convertible Debenture principal balance into common shares at a variable and discounted Conversion

Price  after  180  days  from  issue  date,  but  no  later  than  the  maturity  date.  The  Conversion  Price  is calculated as a 50% discount to the average of the three lowest closing market prices over any ten day trading period, ending one day prior to a notice of conversion provided by the holder.

On  July  26,  2016,  the  Company  adopted  Audit  Committee  Charter,  Business  Code  of  Conduct  and

Ethics,  Insider  Trading  Policy,  appointed  the  Company’s  Chairman  and  Director  as  members  of  the

Audit   Committee,   and   appointed   the   Company’s   Chief   Financial   Officer   as   the   Corporation’s

Compliance Officer.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

PRELIMINARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (“Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,”

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

RESULTS OF OPERATION

Operating Revenues, Operating Expenses and Net Loss

US$

Three Months Ended

June 30,

2016

2015

Operating revenues

$

75,618

$

3,335

Operating expenses

483,307

363,000

Net loss from operations

(407,689)

(359,665)

Net loss

(407,689)

(359,665)

During the three month period ending June 30, 2016, revenues generated were $75,618 compared to revenues of $3,335 during the same period in 2015. Revenues are currently generated through licensing,

consulting, and payment processing services provided by Mobetize to our existing Customers.

Our  operating  expenses  for  the  three  months  ended  June  30,  2016  and  2015  are  outlined  in  the  following table:

US$

Three Months Ended

June 30,

2016

2015

Depreciation

$

805

$

776

General and administrative

86,878

64,800

General and administrative - related party

2,683

1,434

Investor relations and promotion

34,515

-

Listing fees

4,052

12,235

Management salaries and consulting fees

21,000

110,366

Management salaries and consulting fees - related

party

37,210

30,000

Professional fees

84,703

27,267

Research and development

102,582

111,566

Research and development - related party

27,154

631

Sales and marketing

8,867

3,925

Stock based compensation expense

72,858

-

Total

483,307

363,000

During  the  three  months  ended  June  30,  2016  operating  costs  were  $483,307  compared  with  $363,000 during  the  three  months  ended  June  30,  2015.  Compared  to  the  three  month  period  ended  June  30,  2015,

general  and  administrative  costs  increased  by  $23,327,  investor  relations  and  promotion  increased  by

$34,515,  professional  fees  increased  by  $57,436,  research  and  development  increased  by  $17,539,  and stock based compensation expense increased by $72,858. The increases were offset by a $82,156 decrease in management salaries and consulting fees.

During  the  three  months  ended  June  30,  2016,  the  Company  recorded  a  net  loss  of  $407,689  compared with  a  net  loss  of $359,665  for  the three  months  ended June 30,  2015. The  $48,024  increase in net  loss  is mostly due to a $72,858 increase in stock based compensation expense and a  $34,515 increase in investor relations  and  promotion  expense,  partially  offset  by  a  $82,156  decrease  in  management  salaries  and consulting  fees  during  the  three  months  ended  June  30,  2016,  compared  to  the  three  months  ended  June

30, 2015.

Liquidity and Capital Resources

US $

June 30, 2016

March 31, 2016

Current assets

$

150,189      $

318,827

Current liabilities

665,106

541,185

Working capital deficiency

$

514,917      $

222,358

As  at  June  30,  2016,  our  company’s  cash  balance  was  $19,075  and total  assets  were  $196,270,  compared to  cash  balance  of  $210,341  and  total  assets  of  $330,655  as  at  March  31,  2016.  The  decrease  in  the  cash balance is attributed to the ongoing use of cash in operating activities.

As  at  June  30,  2016,  our  company  had  total  liabilities  of  $724,179  compared  with  total  liabilities  of

$588,661  as  at  March  31,  2016.  The  increase  in  total  liabilities  is  attributed  to  increases  in  accounts payable and amounts due to related parties.

As  at  June  30,  2016,  our  company  had  working  capital  deficiency  of  $514,917  compared  with  working

capital   deficiency  of  $222,358   at   March  31,   2016   with  the   increase   in  working   capital   deficiency

attributed to the ongoing use of cash in operating activities.

Cash Flows

US$

Three Months Ended

June 30,

2016

2015

Cash flows used in operating activities

$

(216,136)

$

(332,681)

Cash flows used in investing activities

-

(1,742)

Cash flows provided by financing activities

25,000

173,356

Effect of Exchange rate changes on cash

(130)

1,377

Net Change in Cash During Period

$

(191,266)

$

(159,690)

Cash flow used in Operating Activities

During the three months ended June 30, 2016, our company used $216,136 of cash for operating activities

compared  to  $332,681  of cash  for  operating  activities during the  three  months  ended  June  30,  2015.   The

decrease  in  the  use  of  cash  for  operating  activities  is  mostly  due  to  increase  in  accounts  payable  and amounts due to related parties.

Cash flow used in Investing Activities

During  the  three  months  ended  June  30,  2016  our  company  did  not  use  any  cash  in  investing  activities compared  to  $1,742  cash  used  to  purchase  computer  equipment  during  the  three  months  ended  June  30,

2015.

Cash flow from Financing Activities

During the three months ended June  30,  2016,  our  company received $25,000 of proceeds  from financing activities  in  return  for  the  issuance  of  promissory  note  to  the  Company’s  CEO.  During  the  three  months ended  June  30,  2015,  our  company  received  $173,356  in  financing  proceeds,  which  consisted  of  the exercise  of  warrant  shares  issued  in  September  2013  for  $92,250,  an  advance  of  $40,085  from  the  CEO,

and an advance of $41,021 from the Former CFO during the three months ended June 30, 2015.

SUBSEQUENT DEVELOPMENTS

Subsequent  to  June  30,  2016,  the  Company  continues  to  seek  recovery  of  578,733  common  shares  and

101,726  share  purchase  warrants  issued  as  an  overpayment  to  the  Former  CFO  of  the  Company  in consulting services and settlement of expenses and liabilities.

On  July  12,  2016,  the  Company  issued  a  CAD  $25,000,  equivalent  to  USD  $19,231,  promissory  note  to the  Company’s  CEO.  The  note  has  a  12  month  term,  12%  annual  interest  rate,  and  pays  the  holder  12 months of prepaid interest on issuance.

On  July  15,  2016,  the  Company  entered  into  Consulting  Agreement  with  the  company  controlled  by  the

Company’s Chairman pursuant to which a monthly compensation of $1,000 is to be paid by the Company for consulting services provided.

On  July  15,  2016,  the  Company  entered  into  a  Debt  Settlement  Agreement  with  the  company  controlled by  the  Company’s  Chairman  pursuant  to  which  the  Company  agreed  to  settle  an  amount  of  $24,000  for services rendered by the Chairman in exchange for 1,300,000 Series B Preferred Shares.

On July 15, 2016, the Company entered into a Debt Settlement Agreement with the company controlled by the Company’s CEO pursuant to which the Company agreed to settle an amount of $46,500, which included a principal of $50,000 less prepaid interest of $3,500, in outstanding promissory note in exchange for 4,650,000 Series B Preferred Shares.

On July 22, 2016, the Company issued a $25,000 convertible note, net of $3,000 prepaid interest to a

Director of the Company. The note has a 12 month term, 12% annual interest rate, pays the holder 12 months of prepaid interest on issuance, and has a Conversion Feature exercisable at the option of the holder. The Conversion Feature enables the holder to convert any portion of their outstanding Convertible

Debenture principal balance into common shares at a variable and discounted Conversion Price after 180 days from issue date, but no later than the maturity date. The Conversion Price is calculated as a 50%

discount to the average of the three lowest closing market prices over any ten day trading period, ending one day prior to a notice of conversion provided by the holder.

On July 26, 2016, the Company adopted Audit Committee Charter, Business Code of Conduct and Ethics,

Insider Trading Policy, appointed the Company’s Chairman and Director as members of the Audit

Committee, and appointed the Company’s Chief Financial Officer as the Corporation’s Compliance

Officer.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of increased sales during upcoming quarterly periods, our existing funds, further issuances of securities in the form of debt or equity. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity, advances from directors, and issuance of Promissory Notes as well as

Convertible Debentures. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The  independent  auditors'  report  accompanying  our  March  31,  2016  financial  statements  contained  an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2016, the Company has an accumulated deficit of $6,732,750, a history of net losses and cash used in operating activities, and working capital deficiency of $514,917. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, generating higher sales in the upcoming quarterly periods according to the budget,

management’s ability to obtain the necessary debt or equity financing, cutting operating costs, launching a viable product, and generating profitable operations overall from the Company’s future operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Mobetize recognizes revenue from payment processing, licensing, and provision of consulting services.

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

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, Mobetize records a

Beneficial Conversion Feature (the "BCF") and related debt discount.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK.

Not required of smaller reporting companies.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission

(“Commission”), and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 2, 2016, our board of directors authorized the conversion of 5,420,648 common shares into shares of Series B Preferred in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended

(“Securities Act”), the (i) Company is the same issuer of the common shares and the Series B Preferred

Stock, (ii) no additional consideration was given to offerees for the exchange, (iii) offerees are existing security holders of the Company, and (iv) the Company did not pay any commission or remuneration for the exchange. The offering was conducted pursuant to the exemptions from registration provided by

Section 4(2) and Regulation D of the Securities Act to the following persons:

Name

Consideration

Exchange Series B

Exemptions

Common Shares

Preferred Shares

Alligato, Inc.*

4,081,481

4,081,481

Section 4(2)/Reg D

Malek Ladki**

300,000

300,000

Section 4(2)/Reg D

Donald Duberstein**

1,039,167

1,039,167

Section 4(2)/Reg D

*   Alligato, Inc. is a company owned and controlled by the Company’s CEO.

** Mr. Ladki and Mr. Duberstein  serve on the Company’s board of directors.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 31 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBETIZE CORP.

DATE

/s/ Ajay Hans

August 12, 2016

By: Ajay Hans

Its: Chief Executive Officer

/s/ Elena Karamushko

August 12, 2016

By Elena Karamushko

Its: Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.     Exhibit Description

2.1*

Purchase and Sale Agreement with Mobetize, Inc., dated July 9, 2013, incorporated by reference to our Form 10-

Q/A filed with the Commission on September 10, 2013.

3.1*

Articles of Incorporation, incorporated hereto by reference to the Form S-1, filed with the Commission on May

30, 2012.

3.1.1*

Certificate of Amendment filed on August 8, 2013 incorporated by reference to the Form 8-K filed with the

Commission on August 15, 2013.

3.1.2*

Certificate of Designation Series A Preferred filed on February 4, 2016, incorporated by reference to the Form 8-

K filed with the Commission on February 11, 2016.

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

10.9*

Form of Subscription Agreement with the Subscribers dated June 25, 2014, incorporated by reference to the Form

10-K filed with the Commission on June 30, 2014.

10.10*

Management Consulting Agreement between Mobetize Corp. and Ajay Hans dated July 1, 2014, incorporated by reference to the Form 10-K/A filed with the Commission on July 13, 2016.

10.11*

Management Employment Agreement between Mobetize Canada Inc. and Elena Karamushko dated February 4,

2016, incorporated by reference to the Form 10-K/A filed with the Commisson on July 13, 2016.

14

Code of Business Conduct and Ethics adopted by Mobetize Corp.’s Board of Directors on July 26, 2016

21*

Subsidiaries of Mobetize incorporated by reference to the Form 10-K/A filed with the Commission on July 13,

2016

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

†

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or

deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and

otherwise is not subject to liability under these section.

31