Form 10-Q
period 2016-09-30
MOBETIZE, CORP.
filed 2016-12-15
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 for the quarterly period ended September 30, 2016

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

Yes [X ]   No [    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-

accelerated filer, or a smaller reporting company.

Large accelerated filer ☐

Accelerated filer

☐

Non-accelerated filer ☐     (Do not check if a smaller reporting company)   Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the

Exchange Act). ☐Yes ☒No

At December 14, 2016, the number of shares outstanding of the registrant’s common stock, $0.001 par value was 23,450,233, the number of shares outstanding of registrant’s Series A preferred stock, $0.001 par value was 4,565,000, and the number of shares outstanding of registrants Series B preferred stock,

$0.001par value was 11,845,648.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1

Financial Statements

3

Consolidated Balance Sheets

4

Consolidated Statements of Operations

5

Consolidated Statements of Stockholders’ Equity

6

Consolidated Statements of Cash Flows

7

Notes to Consolidated Financial Statements

8

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations      26

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

32

ITEM 4

Controls and Procedures

33

PART II

OTHER INFORMATION

ITEM 1

Legal Proceedings and Risk Factors

34

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

34

ITEM 3

Defaults Upon Senior Securities

35

ITEM 4

Mine Safety Disclosures

35

ITEM 5

Other Information

35

ITEM 6

Exhibits

35

Signatures

36

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” and “us” refer to Mobetize Corp., a Nevada corporation, and its predecessors and subsidiaries, unless otherwise indicated. In the opinion of management, the accompanying unaudited, consolidated financial statements included in this Form

10-Q reflect all adjustments necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

MOBETIZE, CORP.

Consolidated Balance Sheets

September 30, 2016

(Unaudited)

US $

SEPTEMBER

MARCH 31,

30,

2016

2016

ASSETS

Current Assets:

Cash

$

1,949      $

210,341

Accounts receivable

96,758

43,729

Prepaid expenses and deposits

52,242

59,516

Prepaid expenses and deposits – related party (Note 4a)

3,800

5,241

Total Current Assets

154,749

318,827

Property and equipment, net (Note 3)

10,114

11,828

TOTAL ASSETS

$

164,863      $

330,655

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

Current Liabilities:

Accounts payable and accrued liabilities

$

218,871      $

138,956

Accounts payable and accrued liabilities - related party (Note 4e)

169,841

75,749

Deposits due to customers

980

1,480

Promissory note – related party (Note 4a&e)

44,060

50,000

Convertible debenture (Note 5f)

300,000

275,000

Total Current Liabilities

733,752

541,185

Shareholder loans (Notes 4b&d)

59,995

47,476

TOTAL LIABILITIES

$

793,747      $

588,661

STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 Par Value: 525,000,000 authorized and

23,450,233 and 28,750,881 common shares issued and outstanding,

respectively (Note 5)

$

23,450      $

28,751

Preferred stock – Class A, $0.001 Par Value: 250,000,000 authorized and 4,565,000 preferred shares issues and outstanding (Note 5d)

4,565

4,565

Preferred stock – Class B, $0.001 Par Value: 250,000,000 authorized and 11,570,648 preferred shares issues and outstanding (Note 5e)

11,571

-

Share purchase warrants (Note 8)

676,964

676,964

Share options (Note 8)

884,963

757,524

Additional paid-in capital

4,709,917

4,608,487

Accumulated other comprehensive loss

(9,456)

(9,236)

Accumulated deficit

(6,930,858)

(6,325,061)

Total Stockholders' Deficiency

(628,884)

(258,006)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY

$

164,863      $

330,655

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Loss and Comprehensive Loss

For the three and six months ended September 30, 2016 and 2015

(Unaudited)

US $

US $

THREE MONTHS ENDED

SIX MONTHS ENDED

SEPTEMBER 30,

SEPTEMBER 30,

2016

2015

2016

2015

OPERATING REVENUES

Revenues

$

140,630     $

3,742     $

216,248     $

7,077

OPERATING EXPENSES

Depreciation

795

655

1,600

1,431

Director Compensation (Note 4g)

27,000

-

27,000

-

General and administrative

86,529

67,880

175,056

112,422

General and administrative – related party (Note

4a&b)

4,277

1,722

6,960

3,156

Investor relations and promotion

15,010

7,155

49,525

7,155

Listing fees

5,302

8,956

9,354

21,191

Management salaries and consulting fees

16,080

63,479

51,790

173,845

Management fees – related party (Note 4a)

15,000

30,000

37,500

60,000

Professional fees

12,002

10,743

96,705

38,010

Research and development

64,015

125,050

166,597

236,616

Research and development - related party (Note

4a)

30,896

12,205

58,050

12,836

Sales and marketing

51

29,578

7,269

53,761

Share compensation (Note 5)

7,200

-

7,200

-

Stock based compensation expense (Note 7)

54,581

-

127,439

-

Total Operating Expenses

338,738

357,423

822,045

720,423

NET LOSS

$

(198,108)     $    (353,681)     $    (605,797)     $    (713,346)

NET LOSS PER SHARE

Basic and Diluted

$

(0.01)     $

(0.01)     $

(0.03)     $

(0.02)

WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING

Basic and Diluted

23,408,233

31,324,934

23,369,833

30,761,084

COMPREHENSIVE LOSS

Net loss

$

(198,108)     $    (353,681)     $    (605,797)     $    (713,346)

Other comprehensive loss:

Cumulative translation adjustment

(62)

(6,499)

(220)

(5,040)

Comprehensive loss:

$

(198,170)     $    (360,180)     $    (606,017)     $    (718,386)

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Stockholders’ Deficiency

For the six months ended September 30, 2016 and the year ended March 31, 2016

(Unaudited)

Common Shares

Preferred Shares

Preferred Shares

Class A

Class B

Warrants

Options

Accumulated

Additional

Share

and other

Other

Total

Paid-In

Subscriptions

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

(Note 5b)

161,481

161

-

-

-

-

65,022

-

15,556

-

-

80,739

Sales of 2,724,688 shares at $0.25/share,

-

net of $12,122 financing fee (Note 5b)

2,724,668

2,725

-

-

-

403,850

-

262,470

-

-

669,045

Valuation of financing warrants on sale

of shares (Note 6d)

-

-

-

-

-

-

-

-

3,372

-

-

3,372

Exercise of warrants in the period (Note

5c)

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

-  $

-  $

4,608,487 $

-  $     1,434,488  $      (6,325,061)  $

(9,236)  $

(258,006)

Conversion of common to preferred

shares (Note 5e)

(5,420,648)

(5,421)

-

-

5,420,648

5,421

-

-

-

-

-

-

Shares issued for services (Note 5e)

-

-

-

-

1,500,000

1,500

52,500

-

-

-

-

54,000

Shares issued to settle promissory note

(Note 5e)

-

-

-

-

4,650,000

4,650

41,850

-

-

-

-

46,500

Shares issued for services (Note 5a)

120,000

120

-

-

-

-

7,080

-

-

-

-

7,200

Share based compensation (Note 8)

-

-

-

-

-

-

-

-

127,439

-

-

127,439

Net loss for the period

-

-

-

-

-

-

-

-

-

(605,797)

-

(605,797)

Comprehensive loss for the period

-

-

-

-

-

-

-

-

-

-

(220)

(220)

Balance – September 30, 2016

23,450,233 $     23,450

4,565,000 $    4,565  $ 11,570,648  $  11,571  $

4,709,917 $

-  $     1,561,927  $      (6,930,858)  $

(9,456)  $

(628,884)

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Cash Flows

For the six months ended September 30, 2016 and 2015

(Unaudited)

US $

SIX MONTHS ENDED

SEPTEMBER 30,

2016

2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$

(605,797)      $

(713,346)

Adjustments to reconcile net loss to net cash used in

operating activities:

Depreciation expense

1,600

1,431

Shares issued for services

61,200

6,630

Shares issued to settle promissory note-related party

46,500

Interest accrued on shareholder loans

1,900

-

Share based compensation

127,439

-

Changes in assets and liabilities

Accounts receivable

(53,029)

2,454

Accounts receivable – related party

-

14,687

Prepaid expenses and deposits

10,273

16,480

Prepaid expenses and deposits – related party

6,740

-

Accounts payables and accrued liabilities

79,915

33,573

Accounts payable - related party

94,092

26,736

Deposits due to customers

(500)

-

Shareholder loans

10,619

-

Promissory note-related party

(50,000)

-

Net cash used in operating activities

(269,048)

(611,355)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of computer equipment

-

(1,606)

Net cash used in investing activities

-

(1,606)

CASH FLOWS FROM FINANCING ACTIVITES

Proceeds from sale of common stock and warrant exercise,

net of financing costs

-

619,667

Proceeds from sale of common stock and warrant exercise,

net of financing costs - related party

-

228,240

Promissory Note, net of prepaid interest-related party

38,761

-

Shareholder loan related party

-

(53,105)

Proceeds from convertible debenture, net of prepaid interest

22,000

-

Net cash provided by financing activities

60,761

794,802

EFFECT OF EXCHANGE RATE CHANGES ON CASH

(105)

(4,262)

NET INCREASE (DECREASE) IN CASH

(208,392)

177,579

CASH - BEGINNING OF PERIOD

210,341

312,899

CASH - END OF PERIOD

$

1,949      $

490,478

CASH PAID DURING THE PERIOD FOR:

Interest expense, net of interest income

$

22,490      $

1,025

Tax expense

$

-      $

-

Supplemental cash flow disclosures (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

1.    Nature of Operations and Continuance of Business

Mobetize  Corp.  (the  “Company”)  was  incorporated  in  the  state  of  Nevada  on  February  23,  2012,  as

Slavia, Corp. The Company’s name changed to “Mobetize Corp on August 13, 2013.

The  Company  provides  Fintech  solutions  and  services  to  enable  and  support  the  convergence  of

global   telecom   and   financial   services   providers   (“Customers”)   through   its   Global   Mobile   B2B

Fintech and Financial Services Marketplace (“Hub”).

The  Company’s  activities  are  subject  to  significant  risks  and  uncertainties,  including  the  need  to secure  additional  funding  to  optimize  the  Company’s  existing  technology  before  another  company develops competitive products.

Going Concern

These  consolidated  financial  statements  have  been  prepared  on  a  going  concern  basis,  which  implies that  the  Company  will  continue  to  realize  assets  and  discharge  liabilities  in  the  normal  course  of business. As of September 30, 2016, the Company has an accumulated deficit of $6,930,858, a history of  net  losses  and  a  working  capital  deficiency  of  $579,003.  These  factors  raise  substantial  doubt regarding the Company’s  ability to  continue  as  a  going  concern.  The  continuation  of  the Company as a  going  concern  is  dependent  upon  continuing  financial  support  from  management,  increasing  sales,

securing  debt  or  equity  financing,  cutting  operating  costs,  launching  viable  products,  and  realizing profitable  operations.  These  financial  statements  do  not  include  any adjustments  to  the  recoverability and  classification  of  recorded  asset  amounts  and  classification  of  liabilities  that  might  be  necessary should the Company be unable to continue as a going concern.

2.    Summary of Significant Accounting Policies

a)    Basis of Presentation

These   unaudited   financial   statements   are   those   of   the   Company   and   its   wholly   owned

subsidiaries,  Mobetize  Canada  Inc.,  and  Mobetize  USA  Inc.  In  the  opinion  of  management,  the

accompanying   Consolidated   Financial   Statements   of   the   Company   contain   all   adjustments,

consisting  only  of  normal  recurring  adjustments,  necessary  to  fairly  state  its  financial  position  as of  September  30,  2016  and  March  31,  2016  and  its  results  of  operations  and  cash  flows  for  the three  and  six  month  periods  ended  September  30,  2016  and  September  30,  2015  in  accordance with  generally  accepted  accounting  principles  of  the  United  States  of  America  (“U.S.  GAAP”).

Operating   results   for   the   three   and   six   month   periods   ended   September   30,   2016   are   not

necessarily indicative  of  the  results  that  may be  experienced  for  the  fiscal  year  ending  March  31,

2017.

MOBETIZE CORP.

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

2.    Summary of Significant Accounting Policies - continued

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

The  Company  regularly  evaluates  estimates  and  assumptions  related  to  the  collectability  of accounts  receivable,  revenue  recognition,  fair  value  of  stock-based  compensation,  and  deferred income  tax  asset  valuation  allowances.  The  Company  bases  its  estimates  and  assumptions  on current  facts,  historical  experience  and  various  other  factors  that  it  believes  to  be  reasonable under  the  circumstances,  the  results  of  which  form  the  basis  for  making  judgments  about  the carrying  values  of  assets  and  liabilities  and  the  accrual  of  costs  and  expenses  that  are  not  readily

apparent   from   other   sources.   The   actual   results   experienced   by   the   Company   may   differ

materially   and   adversely   from   the   Company’s   estimates.   To   the   extent   there   are   material

differences  between  the  estimates  and  the  actual  results,  future  results  of  operations  will  be affected.

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

d)    Cash

The  Company considers all  highly liquid instruments  with  maturity of  three  months  or  less  at  the time  of  issuance  to  be  cash  equivalents.  As  of  September  30,  2016,  and  March  31,  2016,  the

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

f)    Prepaid Expenses and deposits

The  Company pays  for  some  services  in  advance  and  recognizes  these  expenses as  prepaid  at  the balance  sheet  date.  If  certain  prepaid  expenses  extend  beyond  one-year,  those  are  classified  as non-current assets.

MOBETIZE CORP.

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

2.    Summary of Significant Accounting Policies - continued

g)    Revenue Recognition

The  Company  recognizes  revenue  from  payment  processing,  licensing  and  the  provision  of professional  services.  Revenue  will  be  recognized  only  when  the  price  is  fixed  and  determinable,

persuasive  evidence  of  an  arrangement  exists,  the  service  has  been  provided,  and collectability is reasonably assured.

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

These  subjective  variables  include,  but  are  not  limited  to  the  Company’s  expected  stock  price volatility  over  the  term  of  the  awards,  and  actual  and  projected  employee  stock  option  exercise behaviors.  The  value  of  the  portion  of  the  award  that  is  ultimately expected  to  vest  is  recognized as an expense in the consolidated statement of operations over the requisite service period.

Options  granted to consultants are  valued at  the fair  value of  the equity instruments issued,  or  the fair value of the services received, whichever is more reliably measureable.

MOBETIZE CORP.

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

2.    Summary of Significant Accounting Policies - continued

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

l)    Basic and Diluted Net Income (Loss) per Share

The  Company  computes  net  income  (loss)  per  share  in  accordance  with  ASC  260,  Earnings  per

Share. ASC  260 requires  presentation of basic and diluted earnings  per share  (“EPS”)  on the face of  the  income  statement.  Basic  EPS  is  computed  by  dividing  net  loss  available  to  common shareholders  and  preferred  shareholders  (numerator)  by  the  weighted  average  number  of  shares outstanding  (denominator)  during  the  period.  Diluted  EPS  gives  effect  to  all  potentially  dilutive common  shares  outstanding  during  the  period  using  the  treasury  stock  method  and  convertible preferred stock  using  the if-converted  method.  In  computing  diluted EPS,  the  average  stock  price for  the  period  is  used  in  determining  the  number  of  shares  assumed  to  be  purchased  from  the exercise  of  stock  options  or  warrants.  Diluted  EPS  excludes  all  dilutive  potential  shares  if  their effect  is  anti-dilutive.  Due  to  the  continued  losses  in  the  Company,  all  convertible  instruments,

stock options, and  warrants are considered anti-dilutive. Consequently,  as of September 30, 2016,

the Company has nil (March 31, 2016 – nil) potentially dilutive shares.

m)   Comprehensive Loss

ASC   220,   Comprehensive   Income,   establishes   standards   for   the   reporting   and   display   of

comprehensive loss and its components in the financial statements.

MOBETIZE CORP.

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

2.    Summary of Significant Accounting Policies - continued

n)    Financial Instruments/Fair Value

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

Financial  instruments  consist  principally  of  cash,  accounts  receivable,  accounts  payable  and accrued liabilities, deposits due to customers, promissory note, shareholder loans, and convertible debentures.  Pursuant  to  ASC  820,  Fair  Value  Measurements  and  Disclosures  and  ASC  825,

Financial  Instruments  the  fair  value  of  cash  is  determined  based  on  “Level  1”  inputs,  which consist of quoted prices in active markets for identical assets.

The  recorded  values  of  all  other  financial  instruments  approximate  their  current  fair  values because  of  their  nature  and  respective  relatively short  maturity dates  and  current  market  rates  for

similar  instruments.  The  Company  is   exposed   to  credit   risk  through   its   cash   and   accounts

receivable,   but   mitigates   this   risk   by   keeping   deposits   at   major   financial   institutions   and

advancing  credit  only  to  bona  fide  creditworthy  entities.  The  maximum  amount  of  credit  risk  is equal to the carrying amount of these instruments.

MOBETIZE CORP.

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

2.    Summary of Significant Accounting Policies - continued

o)    Embedded Conversion Features

The  Company  evaluates  embedded  conversion  features  within  convertible  debt  under  ASC  815

Derivatives  and  Hedging  to  determine  whether  the  embedded  conversion  feature(s)  should  be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in

fair   value   recorded   in   income   (loss).   If   the   conversion   feature   does   not   require   derivative

treatment  under  ASC  815,  the  instrument  is  evaluated  under  ASC  470-20,  Debt  with  Conversion and Other Options for consideration of any beneficial conversion feature.

p)    Derivative Financial Instruments

The  Company  does  not  use  derivative  instruments  to  hedge  exposures  to  cash  flow,  market,  or foreign  currency  risks.  The  Company  evaluates  all  of  its  financial  instruments,  including  stock purchase  warrants  and  stock  options,  to  determine  if  such  instruments  are  derivatives  or  contain features that qualify as embedded derivatives.

For  derivative  financial  instruments  that  are  accounted  for  as  liabilities,  the  derivative  instrument is  initially  recorded  at  its  fair  value  and  is  then  re-valued  at  each  reporting  date,  with  changes  in the  fair  value  reported  as  charges  or  credits  to  income  (loss).  For  option-based  simple  derivative financial  instruments,  the  Company  uses  the  Black-Scholes  option-pricing  model  to  value  the

derivative   instruments   at   inception   and   subsequent   valuation   dates.   The   classification   of

derivative  instruments,  including  whether  such  instruments  should  be  recorded  as  liabilities  or  as equity, is re-assessed at the end of each reporting period.

q)    Beneficial Conversion Feature

For  conventional  convertible  debt  where  the  rate  of  conversion  is  below  market  value,  the

Company records a Beneficial Conversion Feature (the "BCF") and related debt discount.

When  the  Company  records  a  BCF,  the  intrinsic  value  of  the  BCF  is  recorded  as  a  debt  discount against the face amount of the respective debt instrument (offset to  additional paid-in  capital)  and amortized  to interest  expense  over  the  life  of the  debt. The Company has  determined  that there  is no BCF with its convertible debt.

r)    Debt Issue Costs and Debt Discount

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

MOBETIZE CORP.

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

2.    Summary of Significant Accounting Policies - continued

s)    Foreign Currency

The  functional  and  reporting  currency of  the  Company  and  its  subsidiary,  Mobetize  USA  Inc.,  is the United States Dollar (“U.S. Dollars”). The functional currency of the Company’s international subsidiary,  Mobetize  Canada  Inc.,  is  the  Canadian  dollar.  The  Company  translates  the  financial statements  of  this  subsidiary  to  U.S.  dollars  in  accordance  with  ASC  740,  Foreign  Currency

Translation Matters using month-end rates of exchange for assets and liabilities, and average rates for the annual period are derived from daily spot rates for revenues and expenses.

Translation  gains  and  losses  are recorded in  accumulated  other comprehensive  income  (loss)  as a component  of  stockholders’  equity.  The  Company  has  not,  to  the  date  of  these  consolidated financial  statements,  entered  into  derivative  instruments  to  offset  the  impact  of  foreign  currency fluctuations.

t)    Recently Adopted Accounting Standards

In  June  2014,  ASU  guidance  was  issued  to  resolve  the  diversity  of  practice  relating  to  the accounting  for  stock  based  performance  awards  that  the  performance  target  could  be  achieved after the employee  completes the required service period. The update is effective prospectively or retrospectively  for  annual  reporting  periods  beginning  after  December  15,  2015.  The  Company

adopted  this  ASU  on  April  1,  2016,  prospectively.   The  adoption  of  this  ASU  does  not  have  a

material effect on the Company’s consolidated financial statements.

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

ASU is effective for annual periods beginning after December 15, 2015, including interim periods within those annual periods.  An entity may apply this ASU prospectively or retrospectively to all

prior  periods  presented  in  the  financial  statements.  Early  adoption  is  permitted.   The  Company

adopted  this  ASU  on  April  1,  2016,  prospectively.   The  adoption  of  this  ASU  does  not  have  a

material effect on the Company’s consolidated financial statements.

MOBETIZE CORP.

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

2.    Summary of Significant Accounting Policies - continued

u)    Recent Accounting Pronouncements

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

The  amendments  in  this  ASU  require  that  deferred  tax  liabilities  and  assets  be  classified  as  non-

current  on  the  balance  sheet  as  compared  to  the  current  requirements  to  separate  deferred  tax

liabilities  and  assets  into  current  and  non-current  amounts.    This  ASU  is  effective  for  annual

periods   beginning   after   December   15,   2016,   including   interim   periods   within   those   annual

periods.  Earlier  application  is  permitted.   This  ASU  may  be  applied  either  prospectively  to  all

deferred  tax  liabilities  and  assets  or  retrospectively  to  all  periods  presented.    The  Company  is

currently  evaluating  this  guidance  and  the  impact  it  will  have  on  its  consolidated  financial statements.

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

September 30, 2016

(Unaudited)

3.    Property and Equipment

Property and equipment, net consisted of the following:

September 30, 2016

March 31, 2016

Computer equipment

$

14,623    $

14,787

Furniture

1,190

1,204

Total

15,813

15,991

Less: accumulated amortization

5,699

4,163

Property and equipment, net

$

10,114    $

11,828

During  the  six  months  ended  September  30,  2016,  property  and  equipment  decreased  by  $178  as  a result of foreign currency translation adjustments.

4.    Related Party Transactions

For the three and six months ended September

30,

Three months ended

Six months ended

2016

2015

2016

2015

(a)   Transactions incurred with the

CEO or companies controlled by

the CEO:

Management salaries and fees

$

15,000    $

30,000   $

37,500    $

60,000

Research and development

30,896

12,205

58,050

12,386

General and administration expenses

3,827

336

6,060

1,663

Issuance of promissory notes(1)

19,060

-

44,230

-

Prepaid interest on promissory notes

-

-

5,314

-

Shareholder loans – applied to private

placement(2)

-

40,741

-

-

Conversion of promissory note(3)

-

-

46,500

-

$

68,783    $

83,282   $

197,654    $

74,049

(b)   Transactions incurred with the

former CFO or a company

controlled by the former CFO:

General and administration expenses -

interest expense

$

450    $

1,386   $

900    $

1,493

Advances – applied to private placement(4)

-

110,000

-

137,500

$

450    $

111,386   $

900    $

138,993

(c)   Warrant exercises

Former CFO(5)

$

-    $

-   $

-    $

25,000

(1)     The promissory notes bear interest at 12% per annum.

(2)     The shareholder loan from the CEO was later used as a subscription to a private placement.

(3)     The  promissory  note  was  comprised  of  $50,000  principal,  offset  by  $3,500  of  prepaid  interest.  The  promissory  note was converted into 4,650,000 Series B preferred shares of the Company (Note 5(d)).

(4)     The   advances   from  the   former   CFO  were   later   used   as   a   subscription   to   a   private   placement   which   included

subscriptions by the former CFO and direct family members.

(5)     The warrants were exercised into common shares at a price of $0.50 per common share.

MOBETIZE CORP.

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

4.    Related Party Transactions - continued

(d)   Amounts owed to companies

controlled by the former

CFO:

September 30, 2016

March 31, 2016

Shareholder loan(6)

$

17,462

$

5,943

(e)   Amounts owed to companies

controlled by the CEO:

Shareholder loans

$

42,533

$

41,533

Management fees

67,500

30,000

Amounts payable - for services received

and expenses incurred

102,341

45,749

Promissory note – June 2, 2017(7)

25,000

-

Promissory note – July 11, 2017(8)

19,060

-

Promissory note – February 14, 2017(9)

-

50,000

$

256,434

$

167,282

(6)     Shareholder loan balance is unsecured and due on demand.

(7)     The promissory note maturing on June 2, 2017 was issued with a twelve month term, comprises $25,000 principal, and bears interest at 12% per annum. The principal balance includes prepaid interest of $3,000, due on maturity.

(8)     The  promissory  note  maturing  on  July  11,  2017  was  issued  with  a  twelve  month  term,  comprises  USD  $19,060  (CAD

$25,000)  principal,  and  bears  interest  at  12%  per  annum.  The  principal  balance  includes  prepaid  interest  of  USD  $2,300

(CAD $3,000), due on  maturity.

(9)     The promissory note maturing on February 14, 2017 was issued with a twelve month term, comprises $50,000 principal, and bears interest at 12% per annum. The principal balance includes prepaid interest of $6,000, due on  maturity.

(f)  Amounts prepaid to a company

controlled by the CEO

September 30, 2016

March 31, 2016

Prepaid interest on promissory notes

$

3,800

$

5,241

Three months ended

Six months ended

September 30, 2016

September 30, 2016

(g)   Transactions incurred with the

2016

2015

2016

2015

Chairman of the Company

Director Compensation(10)

$

27,000

-   $

27,000

-

(h)   Transactions incurred with the

Director of the Company

Issuance of Convertible Note  (11)

$

25,000

-    $

25,000

-

(10)    On July 15, 2016 the Chairman was compensated $24,000 for past services provided to the Company from July 1, 2014 to  June  30,  2016.  On  July  1,  2016,  the  Company  entered  into  an  agreement  with  the  Company’s  Chairman  where  the

Chairman would provide services to the Company at a monthly rate of $1,000 and a period  of two years ending on June

30, 2018.

(11)    Refer to Note 5 (f) for details of this convertible debenture.

MOBETIZE CORP.

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

5.    Common Stock and Preferred Stock

a)    Common Shares Issued for Services:

During  the  six  month  period  ended  September  30,  2016,  and  the  twelve  month  period  ended

March   31,   2016,   the   Company   entered   into   various   consulting,   advisory,   and   employment

agreements  with  consultants,  advisors,  and  employees  to  provide  services  in  exchange  for  shares and/or  cash,  as  applicable.  Shares  issued  for  services  or  as  a  sign  in  stock  compensation,  have been  valued  at  the  service  value  amount  and  exchanged  to  common  shares  based  on  either  the quoted  closing  price  of  the  Company’s  common  stock  on  the  date  of  settlement,  or  where issuance is  delayed,  at  the  average  market  price  of  the Company’s  stock  for  the  respective  period of service, as applicable.

During  the  six  month  period  ended  September  30,  2016,  the  Company  settled  $7,200  (twelve month  period  ended  March  31,  2016  -  $32,484)  in  shares  for  services  through  the  issuance  of

120,000  common  shares  (twelve  month  period  ended  March  31,  2016  -  54,727)  at  $0.001  per share,  resulting in $7,080 (twelve  month period  ended March  31, 2016  - $32,429)  being  recorded to additional paid-in capital.

b)    Private Placements:

During  the  six  month  period  ended  September  30,  2016,  and  the  twelve  month  period  ended

March  31,  2016,  the  Company  conducted  nil  and  four  private  placements  of  investment  units respectively comprising common shares and warrants, as follows:

▪     On  September  1,  2015,  the  Company  closed  a  private  placement  under  which  it  sold

2,724,668 investment units for $0.25 per unit for gross proceeds of $681,167, which were exclusively offered  to subscribers  of  previous  $0.75  private  placements. Each  investment unit  consists  of  one  common  share  of  the  Company’s  stock  and  one  half-warrant.  The

1,362,332  warrants  are  exercisable  at  $1.00  per  share  and  are  valid  for  three  years  from the  date  of  issue.  $8,750  cash  financing  fees  and  17,500  financing  warrants  with  a  value of $3,372 were incurred with this private placement.

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

c)    Issuance of Common Shares on Exercise of Warrants, Options, and Settlement of Amounts:

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

MOBETIZE CORP.

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

5.

Common Stock and Preferred Stock – continued

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

On  February 4,  2016,  the  Company converted  4,565,000  common  shares  held  by  the  CEO  of  the

Company into 4,565,000 Series A Preferred Shares (Note 4(a)).

As  at  September  30,  2016,  4,565,000  (March  31,  2016  -  4,565,000)  Series  A  Preferred  Shares

were issued and outstanding.

e)    Authorization and Issuance of Series B Preferred Shares:

During  the  six  months  ended  September  30,  2016,  the  Company designated  25,000,000  shares  of the  authorized  preferred  stock  as  Series  B  preferred  shares  (“Series  B  Preferred  Shares”).  The

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

On July 15,  2016,  the Company issued 200,000 Series  B Preferred  Shares  at  a  fair  value of  $0.15

per  share  to  settle  $30,000  in  services  payable.   $200  was  recorded  to  Series  B  Preferred  Shares

and $29,800 was recorded to additional paid-in capital.

On  July  15,  2016,  the  Company  issued  1,300,000  Series  B  Preferred  Shares  with  a  fair  value  of

$0.15  per  share  to  a  company  controlled  by  a  Chairman  of  the  Company,  to  settle  $24,000  in services  payable.  $1,300  was  recorded  to  Series  B  Preferred  Shares  and  $22,700  was  recorded  to additional  paid-in  capital.  This  transaction  is  considered  a  capital  transaction,  as  such,  the  excess fair value of the Series B Preferred Shares issued has a $nil effect on additional paid-in capital.

On  July  15,  2016,  the  Company  issued  4,650,000  Series  B  Preferred  Shares  at  a  fair  value  of

$0.15  per  share  to  a  company  controlled  by  the  Company’s   CEO,  to  settle   $46,500  in  an

outstanding  promissory  note,  which  included  a  principal  of  $50,000  less  prepaid  interest  of

$2,500. $4,650 was recorded to  Series B Preferred Shares and  $41,850 was recorded to additional

paid-in  capital.   This  transaction  is  considered  a  capital  transaction,  as  such,  the  excess  fair  value of the Series B Preferred Shares issued has a $nil effect on additional paid-in capital.

As  at  September  30,  2016,  11,570,648  (March  31,  2016  –  nil)  Series  B  Preferred  Shares  were issued and outstanding.

MOBETIZE CORP.

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

5.

Common Stock and Preferred Stock – continued

f)    Convertible Debenture:

In  March  2016,  the  Company  issued  convertible  debentures  for  gross  proceeds  of  $275,000  (the

“Convertible  Debentures”),  net  of  $30,000  of  prepaid  interest,  noting  that  $3,000  of  prepaid interest  was  paid  by  the  Company  to  one  Convertible  Debenture  holder  during  the  period  ended

September 30, 2016. The Convertible Debentures have a 12 month term, 12% annual interest rate,

pay   the   holder   12   months   of   prepaid   interest   on   issuance,   and   have   a   conversion   feature

exercisable  at  the  option  of  the  holder  (the  “Conversion  Feature”).  The  Conversion  Feature

enables  the  holder  to  convert  any  portion  of  their  outstanding  Convertible  Debenture  principal balance  into  common  shares  at  a  variable  and  discounted  conversion  price  (“Conversion  Price”  -

see  below)  after  180  days  from  issue  date,  but  no  later  than  the  maturity  date.  The  Conversion

Price is calculated as a 50% discount to the average of the three lowest closing market prices over any ten day trading period, ending one day prior to a notice of conversion provided  by the holder.

The  Conversion  Feature  represents  an  embedded  contingent  redemption  feature  and  is  accounted

for  as  a  derivative.    The  fair  value  of  the  contingent  redemption  feature  is  immaterial  and therefore not recognized at inception, at March 31, 2016, and at September 30, 2016.

On  July  25,  2016,  the  Company  issued  a  Convertible  Debenture  for  gross  proceeds  of  $25,000,

net of $3,000 of prepaid interest (Note 4e). The Convertible Debenture has a 12 month term, 12%

annual  interest  rate,   pays   the  holder  12  months   of  prepaid  interest  on  issuance,  and  has   a

Conversion  Feature  exercisable  at  the  option  of  the  holder.  The  Conversion  Feature  enables  the holder  to  convert  any  portion  of  their  outstanding  Convertible  Debenture  principal  balance  into common  shares  at  a  variable  and  discounted  conversion  price  after  180  days  from  issue  date,  but no  later  than  the  maturity  date.  The  Conversion  Price  is  calculated  as  a  50%  discount  to  the average of the three lowest closing market prices over any ten-day trading period, ending one  day prior  to  a  notice  of  conversion  provided  by  the  holder.  The  Conversion  Feature  represents  an

embedded  contingent  redemption  feature  and  is  accounted  for  as  a  derivative.   The  fair  value  of

the  contingent  redemption  feature  is  immaterial  and  therefore  not  recognized  at  inception  and  at

September 30, 2016.

MOBETIZE CORP.

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

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

Balance, September 30, 2016

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

As at September 30, 2016, the following share purchase warrants were outstanding:

Number of warrants outstanding     Exercise price (US$)

Expiry Date

694,414

1.00

June 24, 2018

386,670

1.25

December 10, 2018

1,555,322

1.00

September 1, 2018

2,636,406

MOBETIZE CORP.

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

7.    Share Options

The following table summarizes the continuity of share purchase options:

Weighted average

Number of options

exercise price (US$)

Balance, March 31, 2015

57,291

1.25

Issued

2,630,000

0.60

Expired

(36,000)

0.65

Cancelled

(270,029)

0.74

Balance, March 31, 2016

2,381,262

0.60

Expired

(69,729)

0.60

Cancelled

(32,723)

0.60

Balance, September 30, 2016

2,278,810

0.60

As at September 30, 2016, the following share purchase options were outstanding:

Number of options

Number of options

Exercise

outstanding

vested

price (US$)

Expiry date

2,278,810

1,542,810

0.60

September 30, 2020

On  August  10,  2015,  the  Company’s  directors  adopted  the  2015  Stock  Option  Plan  (“Stock  Option

Plan”)  which  permits  the  Company  to  issue  stock  options  for  up  to  3,000,000  common  shares  of  the

Company to  directors,  officers,  employees  and  consultants  of  the  Company with  a  maximum  term  of

5  years,  and  a  vesting  schedule  determined  by  the  Board  of  Directors  at  the  time  of  granting  the options. The 3,000,000 shares allocation was approximately 10% of the issued and outstanding shares as of August 10, 2015.

On  October  1,  2015,  2,630,000  stock  options  from  the  Stock  Option  Plan  were  issued  to  directors,

employees,  advisors  and  consultants  for  the  exercise  of  up  to  2,630,000  common  shares  with  a  $0.60 exercise  price,  a  5  year  life,  and  vesting  terms  ranging  from  immediate  to  32  months  depending,

generally, on the tenure of staff.

The  vested options  are measured using the Black Scholes  method, which included  a dividend  yield of nil, risk-free interest rate of 0.68%, expected volatility of 76.7%, and expected term of 5 years.

As  at  September  30,  2016,  1,542,810  of  the  granted  options  were  vested,  nil  were  exercised,  69,729 expired, and 32,723 of the unvested options were cancelled leaving 736,000 options unvested.

During  the  three  and  six  months  ended  September  30,  2016,  $54,581  (2015  -  $nil)  and  $127,439,

respectively, in stock based compensation expense was recorded.

The intrinsic value of the options was $nil at September 30, 2016 and March 31, 2016.

MOBETIZE CORP.

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

8.    Reserves

The Company had the following Share Purchase Warrants and Share Options Reserve balances:

Share Purchase

Warrants

Share Options

Total

(Note 6)

(Note 7)

Reserves

Balance - March 31, 2015

$

377,311      $

46,097

$

423,408

Sale of 161,481 shares at

$0.50/share (Note 5b)

15,556

-

15,556

Sale of 2,724,688 shares at

$0.25/share, net of $12,122

financing fee (Note 5b)

262,470

-

262,470

Valuation of financing warrants

(Note 5b)

3,372

-

3,372

Warrants issued on exercise of

expiring warrants (Note 6)

18,255

-

18,255

Share options issued in the period

-

711,427

711,427

Balance – March 31, 2016

$

676,964      $

757,524

$

1,434,488

Stock based compensation

-

127,439

127,439

Balance – September 30, 2016

$

676,964      $

884,963

$

1,561,927

9.    Concentration of Risk

During  the  three  and  six  months  ending  September  30,  2016,  revenues  were  $140,630  and  $216,248,

respectively,  compared  to  revenues  of  $3,742  and  $7,077,  respectively,  during  the  same  period  in

2015.   Revenues   are   currently   generated   through   licensing,   professional   services,   and   payment

processing services provided by Mobetize to our existing Customers.

During  the  three  months  ended  September  30,  2016,  the  Company  had  revenues  from  five  customers

(2015  –  revenues  from  two  customers)  with  66%  (2015  –  67%)  of  revenues  generated  from  the

Company’s largest customer.

During  the  six  months  ended  September  30,  2016,  the  Company  had  revenues  from  five  customers

(2015  –  revenues  from  three  customers)  with  70%  (2015  –  72%)  of  revenues  generated  from  the

Company’s largest customer.

10.  Commitment

The  Company  has  an  obligation  under  a  rental  lease  for  its  operating  office.  As  of  September  30,

2016,  the  remaining  term  of  the  lease  is  twenty  four  months  with  monthly  payments  of  $4,995.  The

Company’s lease includes a renewal option.

MOBETIZE CORP.

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

11. Supplemental Cash Flow Disclosures

September 30,

September 30,

2016

2015

SUPPLEMENTAL NON-CASH INFORMATION:

Shares issued for services

$

61,200

$

6,630

Shares issued to settle promissory

46,500

-

note-related party

Prepaid interest on convertible promissory note

3,000

12.  Segment Information

The  Company  has  currently  operating  segments  located  in  Canada  and  the  United  States  of  America

(“USA”). Revenues  are generated in Canada and the USA  while all  assets are  located in Canada.  The

Company’s  chief operating  decision maker  reviews  financial information presented  on a consolidated basis for purposes of allocating resources and evaluating financial performance.

13.  Subsequent Events

The Company evaluated its September 30, 2016 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except as disclosed below.

The  Company  continues  to  seek  recovery  of  578,733  common  shares  and  101,726  share  purchase warrants  issued  as  an  overpayment  to  the  Former  CFO  of  the  Company  in  consulting  services  and settlement of expenses and liabilities.

On October 14, 2016, the Company received a Citation and Notice of Assessment (“Citation”), that

Stephen J. Fowler (“Fowler”), its former CFO, had initiated a complaint with the State of Washington

Department of Labor and Industries for amounts allegedly due to him for unpaid wages. The Citation declared that Fowler is owed $45,000 in wages in addition to an assessed interest of $3,368.74, and a penalty of $4,500.  On November 8, 2016, the Company entered an appeal alleging that the calculation of amounts due to Fowler was incorrect and that Fowler had improperly obtained shares of the Company’s common stock which it intends to recover. The Company received a response from the Department of Labor and Industries dated November 18, 2016, in which it was advised that

Fowler’s claim had been transferred to the Office of the Attorney General and that a hearing on the matter would be requested of the Office of Administrative Hearings. A date for the hearing is yet to be assigned.

On  November  21,  2016,  the  Company  issued  a  $20,000  convertible  note,  net  of  $1,200  prepaid interest,  to  a  Director  of  the  Company.  The  note  has  a  12  month  term,  6%  annual  interest  rate,  pays the  lender  12  months  prepaid  interest  on  issuance,  and  has  a  Conversion  Feature  exercisable  at  the option  of  the  holder.  The  Conversion  Feature  enables  the  holder  to  convert  any  portion  of  their outstanding  Convertible  Debenture  principal  balance  into  Series  B  Preferred  Shares  at  a  price  of

$0.25 per share.

MOBETIZE CORP.

Notes to the Consolidated Financial Statements

September 30, 2016

(Unaudited)

13.  Subsequent Events-continued

On November 21,  2016, the Company issued another $20,000 convertible  note,  net of  $1,200 prepaid interest,  to  a  shareholder  of  the  Company.  The  note  has  a  12  month  term,  6%  annual  interest  rate,

pays  the  lender  12  months  prepaid  interest  on  issuance,  and  has  a  Conversion  Feature  exercisable  at the  option  of  the  holder.  The  Conversion  Feature  enables  the  holder  to  convert  any  portion  of  their outstanding  Convertible  Debenture  principal  balance  into  Series  B  Preferred  Shares  at  a  price  of

$0.25 per share.

On December  1,  2016, the Company issued 275,000  Series B  Preferred Shares  at a  price of $0.10 per share to the Company’s Consultant to settle $27,500 in amounts owing for services provided.

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

We are considered an emerging growth company. Our auditors have issued a going concern opinion on the financial statements for the year ended March 31, 2016. The continuation of Mobetize as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, cutting operating costs,

launching a viable product, and generating profitable operations from our future operations.

Mobetize’s plan of operation for the coming year is to complete the development and qualification of products under development, and to increase sales of our existing products. Meanwhile, we will continue internal research and development efforts and collaborate with development partners to ensure the continuity of our product pipeline focused on the convergence of telecom and financial services.

RESULTS OF OPERATIONS

Operating Revenues, Operating Expenses and Net Losses

US $

US $

Three Months Ended

Six Months Ended

September 30,

September 30,

2016

2015

2016

2015

Revenues

$

140,630

$

3,742  $

216,248  $

7,077

Operating Expenses

338,738

357,423

822,045

720,423

Net Loss

(198,108)

(353,681)

(605,797)

(713,346)

Operating Revenues

The Company generated $216,248 of revenue in the six months ended September 30, 2016, compared to revenues of $7,077 during the same period in 2015.  For the three months ended September 30, 2016, the

Company generated $140,630 of revenue compared to $3,742 of revenue during the same period in 2015.

Revenues are currently generated through licensing, professional services, and payment processing services provided by Mobetize to our existing customers.

The increase in revenues over the comparative three and six month periods can be attributed to an increase in contract development revenue and the provision of professional services in the current three and six month periods over the corresponding prior periods.

We expect that revenues will continue to increase in future periods as the Company anticipates its first transactional revenues in the first half of the calendar year 2017.

Operating Expenses

Operating  expenses  for  the  three  and  six  months  ended  September  30,  2016  and  2015  are  outlined  in  the following table:

US $

US $

Three Months Ended

Six Months Ended

September 30,

September 30,

2016

2015

2016

2015

Depreciation

795

655

1,600

1,431

Director compensation

27,000

-

27,000

-

General and administrative

86,529

67,880

175,056

112,422

General and administrative – related

party

4,277

1,722

6,960

3,156

Investor relations and promotion

15,010

7,155

49,525

7,155

Listing fees

5,302

8,956

9,354

21,191

Management salaries and consulting fees

16,080

63,479

51,790

173,845

Management fees – related party

15,000

30,000

37,500

60,000

Professional fees

12,002

10,743

96,705

38,010

Research and development

64,015

125,050

166,597

236,616

Research and development – related

party

30,896

12,205

58,050

12,836

Sales and marketing

51

29,578

7,269

53,761

Share compensation

7,200

-

7,200

-

Stock based compensation expense

54,581

-

127,439

-

Total Operating Expenses

338,738

357,423

822,045

720,423

For the six months ended September 30, 2016, operating costs were $822,045 compared with $720,423 for the six months ended September 30, 2015. The $101,622 increase is primarily attributed to a $27,000 increase in director compensation due to a services agreement with a company controlled by the

Company’s Chairman, a $62,634 increase in general and administrative expenses due to interest expense incurred on outstanding promissory notes and an increase in expenses incurred in the normal course of operations, a $42,370 increase in investor relations costs as we pursued additional efforts to raise awareness in the public market, a $58,695 increase in professional fees mostly related to public company disclosure, and a $127,439 increase in stock based compensation expense as a result of issuing stock options to certain of the Company’s employees and advisors. The overall increase in operating expenses was partially offset by a $144,555 decrease in management salaries and consulting fees as we internalized certain roles while optimizing the management structure to reduce overhead cost, a $24,805 decrease in research and development expenses as certain products under development were completed, and a

$46,492 decrease in sales and marketing efforts intended to reduce overhead costs.

For the three months ended September 30, 2016, operating costs were $338,738 compared with $357,423 for the three months ended September 30, 2015. The $18,685 decrease is primarily attributed to a $3,645 decrease in listing fees, the elimination of $63,479 in management salaries and consulting fees paid to the former CFO, a $61,035 decrease in research and development expenses as certain products under development are completed and a $29,527 decrease in sales and marketing intended to reduce overhead costs. The overall decrease was partially offset by $27,000 increase in director compensation due to a services agreement with a company controlled by the Company’s Chairman a $18,649 increase in general and administrative expenses due to interest expense incurred on outstanding promissory notes and an increase in expenses incurred in the normal course of operations, a $2,555 increase in general and administrative expenses due to amounts paid to a related party, a $7,855 increase in investor relations costs as we pursued additional efforts to raise awareness in the public market, a $18,691 increase in research and development expenses as certain products remain in development, $7,200  in share compensation expenses and a $54,581 in stock compensation expenses as a result of issuing stock options to certain of the Company’s employees and advisors.

We expect that operating expenses will continue to increase over future periods as the Company strives to expand its business as it focuses on research and development of products in its product pipeline and expands its current revenue model to include transactional sales in 2017.

Net Losses

During the six months ended September 30, 2016, the Company recorded a net loss of $605,797 compared with a net loss of $713,346 for the six months ended September 30, 2015. The $107,549 decrease in the net loss is due to a $209,171 increase in revenues, partially offset by a $101,622 increase in total operating costs.

During the three months ended September 30, 2016, the Company recorded a net loss of $198,108 compared with a net loss of $353,681 for the three months ended September 30, 2015. The $155,573 decrease in the net loss is primarily attributed to a $136,888 increase in revenues.

We  believe  that  net  losses  will  diminish  over  future  periods  as  revenue  is  expected  to  continue  to  grow and operating efficiencies are implemented with a focus on the prospect of net profit.

Liquidity and Capital Resources

US $

September 30, 2016

March 31, 2016

Current Assets

$

154,749      $

318,827

Total Assets

164,863

330,655

Current Liabilities

733,752

541,185

Total Liabilities

793,747

588,661

Working Capital Deficiency

579,003

222,358

The Company had a working capital deficit of $579,003 as of September 30, 2016, and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are not expected to be sufficient to fund operations over the next twelve months.

Total current assets as of September 30, 2016, were $154,749 which consisted of $1,949 in cash, $96,758 in accounts receivable, $52,242 in prepaid expenses and deposits and $3,800 in prepaid expenses to a related party. Total assets were $164,863 which consisted of current assets, and property and equipment of $10,114.

Total current liabilities as of September 30, 2016, were $733,752 which consisted of accounts payable of

$218,871, accounts payable to a related party of $169,841, deposits due to customers of $980, a promissory note due to a related party of $44,060 and convertible debentures of $300,000. Total liabilities were $793,747 which consisted of current liabilities and shareholder loans of $59,995.

Stockholders’ deficit as of September 30, 2016, was $628,884.

Cash Flows

US $

Six Months Ended

September 30,

2016

2015

Cash flows used in Operating Activities

(269,048)

(611,355)

Cash flows used in Investing Activities

-

(1,606)

Cash flows provided by Financing Activities

60,761

794,802

Effect of exchange rate changes on cash

(105)

(4,262)

Net Increase in Cash During Period

(208,392)

177,579

Cash flows used in Operating Activities

During the six months ended September 30, 2016, the Company used $269,048 in operating activities as compared to $611,355 of cash used in operating activities during the six months ended September 30,

2015.  The $342,307 change in cash used in operating activities over the comparative periods, is primarily attributed to a number of items that are book expense items which do not affect the total amount relative to actual cash used including depreciation, share based compensation, interest accrued on shareholder loans, and shares issued to settle a promissory note with a related party. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include accounts receivable, shareholder loans, accounts payable and the related party promissory note.

The Company expects to continue to use cash flow in operating activities until such time as diminishing losses transition to profit on the expectation that revenues will continue to increase.

Cash flows used in Investing Activities

During the six months ended September 30, 2016, the Company used $nil of cash in investing activities compared to $1,606 in 2015. Cash used in investing activities during the six months ended September 30,

2015 was due to purchase of computer equipment.

The Company expects to use cash flow in investing activities in future periods as it will require additional investment to increase revenue.

Cash flows from Financing Activities

During the six months ended September 30, 2016, The Company received $60,761 of proceeds from financing activities compared to $794,802 during the six months ended September 30, 2015. Proceeds received during the six months ended September 30, 2016, were due to the issuance of convertible debenture in the principal amount of $25,000 net of $3,000 in prepaid interest and the issuance of a convertible debenture in the principal amount of $44,060 net of $5,314 in prepaid interest to the

Company’s CEO. Proceeds received during the six months ended September 30, 2015 consisted of funds raised from private placements that included $228,240 of related party placements by the CEO and former

CFO of the Company.

The  Company  expects  that  cash  flow  provided  by  financing  activities  will  continue  until  such  time  as  it can increase revenue to a point at which it can maintain operations and grow its business.

PLAN OF OPERATION AND FUNDING

We  expect  that  working  capital  requirements  will  continue  to  be  funded  through  a  combination  of  our existing  funds  and  further  issuances  of  securities.  Our  working  capital  requirements  are  expected  to increase in line with the growth of our business.

Further advances, equity instruments, debt instruments, and anticipated cash flows from operations are expected to be obtained to fund our operations over the next twelve months. Generally, we have financed operations to date through the proceeds of the private placements of equity, issuances of convertible debentures, and advances by the way of promissory notes from directors. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) development expenses associated with a start-up business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet short-term operating requirements.

We have no current agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

We have no current material commitments for future capital expenditures.

We have no current defined benefit plan with any of our officers and directors. The Company does maintain a stock option plan for directors, officers and eligible consultants.

We have no current material plans for the purchase or sale of any plant or equipment.

We have no current plans to make any changes in the number of our employees.

We do not anticipate paying cash dividends in the foreseeable future.

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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2016, the Company has an accumulated deficit of $6,930,858, a history of net losses and cash used in operating activities, and working capital deficiency of $579,003. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon continued financial support from management,

increasing revenue, procuring additional debt or equity financing as necessary, decreasing operating costs,

launching commercially viable products, and generating a profit. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Mobetize recognizes revenue from payment processing, licensing, and provision of professional services.

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

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. Mobetize uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by Mobetize’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to Mobetize’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period. Options granted to consultants are valued at the fair value of the equity instruments issued, or the fair value of the services received, whichever is more reliably measurable. Embedded Conversion Features

Mobetize evaluates embedded conversion features within convertible debt under ASC 815 Derivatives and Hedging to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in income

(loss). If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20, Debt with Conversion and Other Options for consideration of any beneficial conversion feature.

Derivative Financial Instruments

Mobetize does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Mobetize evaluates all of it financial instruments, including stock purchase warrants and stock options, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income (loss). For option-based simple derivative financial instruments, Mobetize uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, Mobetize records a

Beneficial Conversion Feature and related debt discount.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties except as follows below:

Stephen J. Fowler

The Company received a Citation and Notice of Assessment dated October 14, 2016 (“Citation”), that

Stephen J. Fowler (“Fowler”), its former CFO, had initiated a complaint with the State of Washington

Department of Labor and Industries for amounts allegedly due to him for unpaid wages. The Citation declared that Fowler is owed $45,000 in wages in addition to an assessed interest of $3,368.74, and a penalty of $4,500.  On November 8, 2016, the Company entered an appeal alleging that the calculation of amounts due to Fowler was incorrect and that Fowler had improperly obtained shares of the Company’s common stock which it intends to recover. The Company received a response from the Department of

Labor and Industries dated November 18, 2016, in which it was advised that Fowler’s claim had been transferred to the Office of the Attorney General and that a hearing on the matter would be requested of the Office of Administrative Hearings. A date for the hearing is yet to be assigned.

ITEM 1A.   RISK FACTORS

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 15, 2016, our board of directors authorized the issuance of 6,150,000 shares of Series B Preferred pursuant to the exemptions from registration provided by Section 4(2) Regulation S of the Securities Act for consideration rendered to the following persons:

Name

Consideration

Price

Value

Series B

Exemptions

Preferred

Kent Carasquero

Services

$     0.15

$

30,000

200,000     Section 4(2)/Reg S

Alligato, Inc.*

Debt Settlement

0.01

46,500

4,650,000    Section 4(2)/Reg S

Malek Ladki**

Services

0.018

24,000

1,300,000    Section 4(2)/Reg S

*   Alligato, Inc. is a company owned and controlled by the Company’s CEO.

** Mr. Ladki serves on the Company’s board of directors.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act of 1933, as

amended (“Securities Act”) based on the following factors: (1) the issuances were isolated private transactions by the Company that did not involve a public offering; (2) the offerees had access to the kind of information which registration would disclose; and (3) the offerees were either a consultant to the

Company,  an entity owned by an officer and director of the Company or a director of the Company and

(4) the offerees were financially sophisticated.

On July 25, 2016, our board of directors authorized the issuance of a convertible debenture to Donald

Duberstein convertible into shares of the Company’s common stock for an aggregate amount of $25,000,

net of $3,000 in pre paid interest of 12% over a one year term convertible at the option of holder at a 50%

discount to the average of the three lowest closing market prices over any ten day trading period pursuant to the exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act of .

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by the Company that did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree was a director of the Company and (4) the offeree was financially sophisticated.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 36 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBETIZE CORP.

DATE

/s/ Ajay Hans

December 14, 2016

By: Ajay Hans

Its: Chief Executive Officer

/s/ Elena Karamushko

December 14, 2016

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

3.1.4*

Certificate of Designation Series B Preferred filed on May 23, 2016, incorporated by reference to the Form 8-

K filed with the Commission on June 3, 2016.

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

4, 2016, incorporated by reference to the Form 10-K/A filed with the Commission on July 13, 2016.

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

37