Form 10-Q
period 2016-12-31
MOBETIZE, CORP.
filed 2017-02-15
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 for the quarterly period ended December 31, 2016

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

Exchange Act). ☐Yes ☒ No

At February 14, 2017, the number of shares outstanding of the registrant’s common stock, $0.001 par value was 23,450,233, the number of shares outstanding of registrant’s Series A preferred stock, $0.001 par value was 4,565,000, and the number of shares outstanding of registrants Series B preferred stock,

$0.001 par value was 12,445,648.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Consolidated Balance Sheets

4

Consolidated Statements of Loss and Comprehensive Loss

5

Consolidated Statements of Cash Flows

6

Notes to Consolidated Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

16

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

22

Item 4.

Controls and Procedures

23

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings and Risk Factors

24

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3.

Defaults Upon Senior Securities

25

Item 4.

Mine Safety Disclosures

25

Item 5.

Other Information

25

Item 6.

Exhibits

26

Signatures

27

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

As used herein, the terms “Mobetize,” “we,” “our,” and “us” refer to Mobetize Corp., a Nevada corporation, and its predecessors and subsidiaries, unless otherwise indicated. In the opinion of management, the accompanying unaudited, consolidated financial statements included in this Form

10-Q reflect all adjustments necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

MOBETIZE, CORP.

Consolidated Balance Sheets

December 31, 2016

(Expressed in U.S. dollars)

(Unaudited)

DECEMBER 31,

MARCH 31,

2016

2016

ASSETS

Current Assets:

Cash

$

49,482      $

210,341

Accounts receivable

44,723

43,729

Prepaid expenses and deposits

45,015

53,677

Prepaid expenses and deposits – related party (Notes 5(g) and (i))

6,549

11,080

Total Current Assets

145,769

318,827

Property and equipment, net (Note 3)

9,108

11,828

TOTAL ASSETS

$

154,877      $

330,655

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES

Current Liabilities:

Accounts payable and accrued liabilities

$

202,443      $

138,956

Accounts payable and accrued liabilities - related party (Note 5(e)

and (f))

208,520

75,749

Deposits due to customers

980

1,480

Promissory note – related party (Note 5(e))

43,620

50,000

Convertible debentures (Note 4 and 5(h))

340,000

275,000

Shareholder loans (Notes 5(d) and (e))

60,875

-

Total Current Liabilities

856,438

541,185

Shareholder loans

-

47,476

TOTAL LIABILITIES

$

856,438      $

588,661

STOCKHOLDERS' DEFICIENCY

Common stock, $0.001 Par Value: 525,000,000 authorized and

23,450,233 and 28,750,881 common shares issued and outstanding,

respectively (Note 6(a))

$

23,450      $

28,751

Preferred stock – Series A, $0.001 Par Value: 10,000,000 authorized and 4,565,000 shares issues and outstanding (Note 6(b))

4,565

4,565

Preferred stock – Series B, $0.001 Par Value: 25,000,000 authorized and 11,845,648 shares issues and outstanding (Note 6(c))

11,846

-

Share purchase warrants

676,964

676,964

Share options

924,557

757,524

Additional paid-in capital

4,737,142

4,608,487

Accumulated other comprehensive loss

(8,272)

(9,236)

Accumulated deficit

(7,071,813)

(6,325,061)

Total Stockholders' Deficiency

(701,561)

(258,006)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY

$

154,877      $

330,655

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Loss and Comprehensive Loss

For the three and nine months ended December 31, 2016 and 2015

(Expressed in U.S. dollars)

(Unaudited)

THREE MONTHS ENDED

NINE MONTHS ENDED

DECEMBER 31,

DECEMBER 31,

2016

2015

2016

2015

OPERATING REVENUES

Revenues

$

149,138     $

74,383     $

365,386     $

81,460

OPERATING EXPENSES

Depreciation

777

918

2,377

2,349

Director compensation (Note 5(c))

3,000

-

30,000

-

General and administrative

51,278

76,211

178,988

189,627

General and administrative – related party (Note

5(a) and (b))

19,747

1,811

74,053

3,973

Investor relations and promotion

15,684

22,711

65,209

29,866

Listing fees

3,467

10,629

12,821

31,820

Consulting fees

-

104,444

21,000

278,289

Management fees – related party (Note 5(a) and

(b))

29,859

30,000

98,149

90,000

Professional fees

21,015

17,986

117,720

55,996

Research and development

65,834

93,643

232,431

330,259

Research and development - related party (Note

5(a))

38,977

32,986

97,027

45,822

Sales and marketing

861

15,248

8,130

69,009

Share compensation (Note 6(a))

-

-

7,200

-

Stock-based compensation expense (Note 8)

39,594

600,753

167,033

600,753

Total Operating Expenses

290,093

1,007,340

1,112,138

1,727,763

NET LOSS

$

(140,955)     $     (932,957)     $    (746,752)     $   (1,646,303)

NET LOSS PER SHARE

Basic and Diluted

$

(0.01)     $

(0.03)     $

(0.03)     $

(0.05)

WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING

Basic and Diluted

23,450,233

33,261,154

24,638,381

31,594,441

COMPREHENSIVE LOSS

Net loss

$

(140,955)     $     (932,957)     $    (746,752)     $   (1,646,303)

Other comprehensive loss:

Cumulative translation adjustment

1,184

1,212

964

(3,688)

Comprehensive loss

$

(139,771)     $     (931,745)     $    (745,788)     $   (1,649,991)

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Cash Flows

For the nine months ended December 31, 2016 and 2015

(Expressed in U.S. dollars)

(Unaudited)

NINE MONTHS

ENDED DECEMBER 31,

2016

2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$

(746,752)

$

(1,646,303)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation expense

2,377

2,349

Shares issued for services

61,200

10,753

Interest accrued on shareholder loans

2,859

-

Stock-based compensation

167,033

600,753

Changes in assets and liabilities:

Accounts receivable

(994)

(79,211)

Accounts receivable – related party

-

14,687

Prepaid expenses and deposits

8,662

18,690

Prepaid expenses and deposits – related party

1,031

-

Accounts payable and accrued liabilities

90,987

52,984

Accounts payable - related party

129,912

(30,448)

Deposits due to customers

(500)

-

Net cash used in operating activities

(284,185)

(1,055,746)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of computer equipment

-

(1,554)

Net cash used in investing activities

-

(1,554)

CASH FLOWS FROM FINANCING ACTIVITES

Proceeds from sale of common stock and warrant exercise, net of financing costs

-

619,667

Proceeds from sale of common stock and warrant exercise, net of financing costs - related party

-

228,240

Proceeds from related party promissory note, net of prepaid interest

44,188

-

Proceeds from convertible debenture, net of prepaid interest

65,000

-

Proceeds from shareholder loans, net of repayments

13,399

24,850

Net cash provided by financing activities

122,587

872,757

EFFECT OF EXCHANGE RATE CHANGES ON CASH

739

(2,711)

NET DECREASE IN CASH

(160,859)

(187,254)

CASH - BEGINNING OF PERIOD

210,341

312,899

CASH - END OF PERIOD

$

49,482

$

125,645

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued to settle accounts payable

$

27,500

$

-

Shares issued to settle promissory note – related party

$

46,500

$

-

SUPPLEMENTAL DISCLOSURES:

Interest paid

$

13,703

$

-

Income taxes paid

$

-

$

-

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

December 31, 2016

(Expressed in U.S. dollars)

(Unaudited)

1.    Nature of Operations and Continuance of Business

Mobetize  Corp.  (“Mobetize”)  was  incorporated  in  the  state  of  Nevada  on  February  23,  2012,  as

Slavia, Corp. Mobetize’s name became “Mobetize Corp on August 13, 2013.

Mobetize  provides  Fintech  solutions  and  services  to  enable  and  support  the  convergence  of  global telecom  and  financial  services  providers  (“Customers”)  through  its  Global  Mobile  B2B  Fintech  and

Financial  Services  Marketplace  (“Hub”).  Mobetize’s  activities  are  subject  to  significant  risks  and

uncertainties,   including   the   need   to   secure   additional   funding   to   optimize   Mobetize’s   existing

technology to effective counter competitive products.

Mobetize’s  unaudited  consolidated  financial  statements  are  prepared  in  accordance  with  accounting

principles  generally accepted in the United States.   These unaudited  consolidated financial statements

include  the  accounts  of  Mobetize  and  its  wholly  owned  subsidiaries,  Mobetize  Canada  Inc.,  and

Mobetize USA Inc. All significant intercompany transactions and balances have been eliminated.

The   accompanying   unaudited   consolidated   financial   statements   of   Mobetize   should   be   read   in

conjunction  with  the  financial  statements  and  accompanying  notes  filed  with  the  U.S.  Securities  and

Exchange  Commission  in  Mobetize’s  Annual  Report  on  Form  10-K  for  the  fiscal  year  ended  March

31,   2016.   In   the   opinion   of   management,   the   accompanying   financial   statements   reflect   all

adjustments  of  a recurring nature  considered  necessary to  present  fairly Mobetize’s  financial  position and the result of its operations and its cash flows for the periods shown.

The  preparation  of  financial  statements  in  accordance  with  accounting  principles  generally  accepted in  the  United  States  requires  management  to  make  estimates  and  assumptions  that  affect  the  amounts reported.  Actual  results  could  differ  materially  from  those  estimates.  The  results  of  operations  and cash  flows  for  the  periods  shown  are  not  necessarily  indicative  of  the  results  to  be  expected  for  the full year.

Going Concern

These  unaudited  consolidated  financial  statements  have  been  prepared  on  a  going  concern  basis,

which  implies  that  Mobetize  will  continue  to  realize  assets  and  discharge  liabilities  in  the  normal course  of  business.  As  of  December  31,  2016,  Mobetize  has  an  accumulated  deficit  of  $7,071,813,  a history  of  net  losses  and  a  working  capital  deficiency  of  $710,669.  These  factors  raise  substantial doubt  regarding  Mobetize’s  ability to  continue  as  a  going  concern.  The  continuation  of  Mobetizeas  a going  concern  is  dependent  upon  continuing  financial  support  from  management,  increasing  sales,

securing  debt  or  equity  financing,  cutting  operating  costs,  launching  viable  products,  and  realizing profitable  operations.  These  financial  statements  do  not  include  any adjustments  to  the  recoverability and  classification  of  recorded  asset  amounts  and  classification  of  liabilities  that  might  be  necessary should Mobetize be unable to continue as a going concern.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

December 31, 2016

(Expressed in U.S. dollars)

(Unaudited)

2.

Recent Accounting Pronouncements

a)    Recently Adopted Accounting Standards

In  June  2014,  ASU  guidance  was  issued  to  resolve  the  diversity  of  practice  relating  to  the accounting  for  stock  based  performance  awards  that  the  performance  target  could  be  achieved after the employee  completes the required service period. The update is effective prospectively or retrospectively  for  annual  reporting  periods  beginning  after  December  15,  2015.  The  Company

adopted  this  ASU  on  April  1,  2016,  prospectively.   The  adoption  of  this  ASU  does  not  have  a

material effect on Mobetize’s consolidated financial statements.

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

ASU is effective for annual periods beginning after December 15, 2015, including interim periods within those annual periods.  An entity may apply this ASU prospectively or retrospectively to all

prior   periods   presented   in   the   financial   statements.   Early  adoption   is   permitted.     Mobetize

adopted  this  ASU  on  April  1,  2016,  prospectively.   The  adoption  of  this  ASU  does  not  have  a

material effect on Mobetize’s consolidated financial statements.

b)    Recent Accounting Pronouncements

In  May  2014,  ASU  guidance  was  issued  related  to  revenue  from  contracts  with  customers.  The new standard  provides a  five-step  approach  to be  applied to  all contracts  with  customers and also

requires   expanded   disclosures   about   revenue   recognition.   The   ASU   is   effective   for   annual

reporting  periods  beginning  after  December  15,  2017,  including  interim  periods  and  is  to  be

retrospectively   applied.   Early   application   is   permitted   only   as   of   annual   reporting   periods

beginning  after  December  15,  2016,  including  interim  reporting  periods  within  that  reporting

period.   Mobetize   is   currently   evaluating   this   guidance   and   the   impact   it   will   have   on   its

consolidated financial statements.

In  November  2015,  an  ASU  was  issued  to  simplify  the  presentation  of  deferred  income  taxes.

The  amendments  in  this  ASU  require  that  deferred  tax  liabilities  and  assets  be  classified  as  non-

current  on  the  balance  sheet  as  compared  to  the  current  requirements  to  separate  deferred  tax

liabilities  and  assets  into  current  and  non-current  amounts.    This  ASU  is  effective  for  annual

periods   beginning   after   December   15,   2016,   including   interim   periods   within   those   annual

periods.  Earlier  application  is  permitted.   This  ASU  may  be  applied  either  prospectively  to  all deferred tax liabilities and assets or retrospectively to all periods presented.  Mobetize is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

December 31, 2016

(Expressed in U.S. dollars)

(Unaudited)

2.    Recent Accounting Pronouncements – continued

b)  Recent Accounting Pronouncements

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

Earlier  application  is  permitted.   Mobetize  is  currently evaluating this  guidance and  the impact  it  will have on its consolidated financial statements.

In  March 2016,  an ASU  was issued to reduce complexity in  the  accounting for employee  share-based

payment  transactions.    One  of  the  simplifications  relates  to  forfeitures  of  awards.    Under  current

GAAP, an entity estimates the number of  awards for which  the requisite service period  is expected to be  rendered  and  base  the  accruals  of  compensation  cost  on  the  estimated  number  of  awards  that  will vest.  This ASU permits an entity to make an entity-wide accounting policy election either to estimate the  number  of  forfeitures  expected  to  occur  or  to  account  for  forfeitures  in  compensation  cost  when

they  occur.   This  ASU  is  effective  for  annual  periods  beginning  after  December  15,  2016,  including

interim  periods  within  those  annual  periods.   Earlier  application  is  permitted.   Mobetize  is  currently

evaluating this guidance and the impact it will have on its consolidated financial statements.

3.    Property and Equipment

Property and equipment, net consisted of the following:

December 31, 2016

March 31, 2016

Computer equipment

$

14,285    $

14,787

Furniture

1,162

1,204

Total

15,447

15,991

Less: accumulated amortization

6,339

4,163

Property and equipment, net

$

9,108    $

11,828

During the nine months ended December 31, 2016, property and equipment cost decreased by $544 as a result of foreign currency translation adjustments.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

December 31, 2016

(Expressed in U.S. dollars)

(Unaudited)

4.    Convertible Debentures

Date of issuance

Principal

Interest

Maturity

March 2016(1)

$

275,000

12% per annum

March, 2017

July 25, 2016(2)

$

25,000

12% per annum

July 25, 2017

November 21, 2016(3)

$

40,000

6% per annum

November 21, 2017

(1)    March, 2016 Issuance:

▪     Convertible  debentures  issued  net  of  $30,000  of  prepaid  interest,  noting  that  $3,000  of prepaid interest  was  paid by Mobetize to one Convertible Debenture holder  during the period ended December 31, 2016.

▪     $50,000 is owed to a Director of Mobetize (Note 5(h)), issued on March 21, 2016.

▪     The  conversion  feature  is  exercisable  at  the  option  of  the  holder  (the  “Conversion  Feature”).

The  Conversion  Feature  enables  the  holder  to  convert   any  portion  of  their  outstanding

Convertible  Debenture  principal  balance  into  Series  B  Preferred  shares  at  a  price  of  Fifty

Cents ($0.50) after 180 days from issue date, but no later than the maturity date.

▪     The   Conversion   Feature   represents   an   embedded   contingent   redemption   feature   and   is

accounted   for   as   a   derivative.     The   fair   value   of   the   contingent   redemption   feature   is

immaterial and therefore not recognized at inception, or at December 31, 2016.

(2)    July 25, 2016 Issuance:

▪     Convertible debenture issued net of $3,000 of prepaid interest.

▪     The  Conversion  Feature  is  exercisable  at  the  option  of  the  holder.  The  Conversion  Feature

enables   the   holder   to   convert   any   portion   of   their   outstanding   Convertible   Debenture

principal  balance  into  Series  B  Preferred  shares  at  a  price  of  Fifty  Cents  ($0.50)  after  180 days from issue date, but no later than the maturity date.

▪     The   Conversion   Feature   represents   an   embedded   contingent   redemption   feature   and   is

accounted   for   as   a   derivative.   The   fair   value   of   the   contingent   redemption   feature   is

immaterial and therefore not recognized at inception or at December 31, 2016.

(3)    November 21, 2016 Issuance:

▪     Convertible debenture issued net of $2,400 of prepaid interest.

▪     $20,000 is owed to a Director of Mobetize (Note 5(h)), issued on November 21, 2016.

▪     The  Conversion  Feature  enables  the  holder  to  convert   any  portion  of  their  outstanding

Convertible  Debenture  principal  balance  into  common  shares  at  $0.25  per  share  after  180 days from issue date, but no later than the maturity date.

▪     The  Conversion  Feature  represents  an  embedded  contingent  redemption  feature.    The  fair

value  of  the  contingent  redemption  feature  is  immaterial  and  therefore  not  recognized  at inception or at December 31, 2016.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

December 31, 2016

(Expressed in U.S. dollars)

(Unaudited)

5.    Related Party Transactions

Nine months ended December 31,

Transactions with related parties

2016

2015

(a)    Transactions incurred with the CEO or companies controlled by the

CEO:

Management salaries and fees

$

91,039      $

90,000

Research and development

97,027

45,822

General and administration expenses

11,843

2,979

Conversion of promissory note(1)

46,500

-

$

246,409      $

138,801

(b)    Transactions incurred with the former CFO’s or a company

controlled by a former CFO:

Management salaries and fees

$

7,110      $

-

General and administration expenses

62,210

994

Advances – applied to private placement(2)

-

137,000

$

69,320      $

137,994

(c)    Transactions incurred with the Chairman of Mobetize

Director compensation(3)

$

30,000      $

-

December 31,

Related party balances, as at

2016

March 31, 2016

(d)    Amounts owed to companies controlled by the former CFO:

Shareholder loan(4)

$

17,837

$

5,943

(e)    Amounts owed to companies controlled by the CEO:

Shareholder loan(4)

$

43,038

41,533

Management fees

82,500

30,000

Amounts payable - for services received and expenses incurred

123,020

45,749

Promissory note – June 2, 2017(5)

25,000

-

Promissory note – July 11, 2017(6)

18,620

-

Promissory note – February 14, 2017(7)

-

50,000

$

292,178

$

167,282

(f)    Amounts owed to the Chairman of Mobetize

$

3,000

$

-

(g)    Amounts prepaid to a company controlled by the CEO

Prepaid interest on promissory notes

$

2,450

$

5,241

(h)    Amounts owed to a Director of Mobetize

Convertible debenture – March 21, 2017 (Note 4(1))

$

50,000

$

50,000

Convertible debenture – July 21, 2017 (Note 4(2))

25,000

-

Convertible debenture – November 20, 2017 (Note 4(3))

20,000

-

95,000

50,000

(i)     Amounts prepaid to a Director of Mobetize

Prepaid interest on convertible debentures

$

4,099

$

5,839

(1)     The  promissory  note  was  comprised  of  $50,000  principal,  offset  by  $3,500  of  prepaid  interest.  The  promissory  note was converted into 4,650,000 Series B preferred shares of Mobetize.

(2)     The   advances   from  the   former   CFO  were   later   used   as   a   subscription   to   a   private   placement   which   included

subscriptions by the former CFO and direct family members.

(3)     On  July  15,  2016  the Chairman  was  compensated  $24,000. On  July  1,  2016,  Mobetize  entered  into  an  agreement  with its  Chairman  where  the  Chairman  would  provide  services  to  Mobetize  at  a  monthly  rate  of  $1,000  for  a  period  of  two years ending on June 30, 2018.

(4)     Shareholder loan balances are unsecured and due on demand.

(5)     The promissory note maturing on June 2, 2017, was issued with a twelve-month term, comprises $25,000 principal, and bears interest at 12% per annum. The principal balance includes prepaid interest of $3,000, due on  maturity.

(6)     The  promissory  note  maturing  on  July  11,  2017,  was  issued  with  a  twelve-month  term,  comprises  $18,620  (CAD

$25,000)  principal,  and  bears  interest  at  12%  per  annum.  The  principal  balance  includes  prepaid  interest  of  $2,234

(CAD $3,000), due on  maturity.

(7)     The  promissory  note  maturing  on  February  14,  2017,  was  issued  with  a  twelve-month  term,  comprised  $50,000 principal,  and  bore  interest  at  12%  per  annum.  The  principal  balance  included  prepaid  interest  of  $6,000,  due  on maturity. This promissory note was converted into 4,650,000 Series B preferred shares of Mobetize.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

December 31, 2016

(Expressed in U.S. dollars)

(Unaudited)

6.    Common Stock and Preferred Stock

a)    Common Shares Issued for Services:

On  August  1,  2016,  Mobetize  settled  $7,200  in  shares  for  services  through  the  issuance  of

120,000  common  shares  with  a  fair  value  of  $0.06  per  share  and  a  par  value  of  $0.001  per  share,

resulting in $7,080 being recorded to additional paid-in capital.

b)    Authorization and Issuance of Series A Preferred Shares:

During  the  year  ended  March  31,  2016,  Mobetize  authorized  the  issuance  of  250,000,000  shares of preferred stock with a par value of $0.001 per share and designated 10,000,000 of the preferred stock  as  Series  A  preferred  shares  (“Series  A  Preferred  Shares”).  The  Series  A  Preferred  Shares

have  the  same  rights  and  privileges  as  the  common  shares,  with  the  exception  that  the  Series  A

Preferred  Share  holder  has  10  votes  per  Series  A  Preferred  Share  versus  one  vote  per  common share and does not have the right to convert the shares into common shares for a period of 2 years from the date of issue.

c)    Authorization and Issuance of Series B Preferred Shares:

During the nine months ended December 31, 2016, Mobetize designated 25,000,000 shares of the authorized  preferred  stock  as  Series  B  preferred  shares  (“Series  B  Preferred  Shares”).  The  Series

B  Preferred Shares  have  the  same rights  and  privileges  as  the  common  shares,  with the exception that  the  Series  B  Preferred  Shares  have  an  anti-dilution  provision  and  the  Series  B  Preferred

Share holder does not have  the right to convert Series B Preferred Shares into common  shares  for a period of 2 years from the date of issue.

On June 2, 2016, Mobetize converted 4,081,481 common shares held by a company controlled by the CEO  into 4,081,481  Series B  Preferred  Shares,  300,000 common  shares  held by its  Chairman and  Director  into  300,000  Series  B  Preferred  Shares,  and  1,039,167  common  shares  held  by  a

Mobetize Director into 1,039,167 Series B Preferred Shares.

On  July  15,  2016,  Mobetize  issued  200,000  Series  B  Preferred  Shares  with  a  fair  value  of  $0.15

per  share  to  settle  $30,000  in  services  payable.   $200  was  recorded  to  Series  B  Preferred  Shares

and $29,800 was recorded to additional paid-in capital.

On July 15, 2016, Mobetize issued 1,300,000 Series B Preferred Shares with a fair value of $0.15 per  share  to  a  company  controlled  by  the  Chairman  of  Mobetize  to  settle  $24,000  in  services

payable.   $1,300   was   recorded   to   Series   B   Preferred   Shares   and   $22,700   was   recorded   to

additional  paid-in  capital.  This  transaction  is  considered  a  capital  transaction,  as  such,  the  excess fair value of the Series B Preferred shares issued has a $nil effect on additional paid-in capital.

On July 15, 2016, Mobetize issued 4,650,000 Series B Preferred Shares with a fair value of $0.15 per share to a company controlled by its CEO to settle $46,500 in an outstanding promissory note,

which  included  a  principal  of  $50,000  less  prepaid  interest  of  $2,500.  $4,650  was  recorded  to

Series B Preferred Shares and $41,850 was recorded to additional paid-in capital. This transaction is  considered  a  capital  transaction,  as  such,  the  excess  fair  value  of  the  Series  B  Preferred  shares issued has a $nil effect on additional paid-in capital.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

December 31, 2016

(Expressed in U.S. dollars)

(Unaudited)

6.    Common Stock and Preferred Stock - Continued

c)    Authorization and Issuance of Series B Preferred Shares:

On  December  1,  2016,  Mobetize  issued  275,000  Series  B  Preferred  Shares  with  a  fair  value  of

$0.10  per  share  to  a  consultant  of  Mobetize  to  settle  $27,500  in  amounts  owing  for  services provided. $275 was recorded to Series B Preferred Shares and $27,225 was recorded to additional paid-in capital.

7.    Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

Weighted

average exercise

Number of

price

warrants

$

Balance, March 31, 2015

1,581,084

0.90

Issued

1,555,322

1.00

Exercised

(189,500)

0.50

Expired

(310,500)

0.50

Balance, March 31, 2016 and December 31, 2016

2,636,406

1.04

As at December 31, 2016, the following share purchase warrants were outstanding:

Number of warrants

Exercise price

outstanding

$

Expiry date

694,414

1.00

June 24, 2018

386,670

1.25

December 10, 2018

1,555,322

1.00

September 1, 2018

2,636,406

MOBETIZE CORP.

Notes to Consolidated Financial Statements

December 31, 2016

(Expressed in U.S. dollars)

(Unaudited)

8.    Stock Options

On August 10, 2015, Mobetize’s directors adopted the 2015 Stock Option Plan (“Stock Option Plan”)

which  permits  Mobetize  to  issue  stock  options  for  up  to  3,000,000  common  shares  of  Mobetize  to directors,  officers,  employees  and  consultants  of  Mobetize  with  a  maximum  term  of  5  years,  and  a vesting schedule determined by the Board of Directors at the time of granting the options.

The following table summarizes the continuity of stock options:

Weighted

average exercise

Number of

price

stock options

$

Balance, March 31, 2016

2,381,262

0.60

Expired

(288,539)

0.60

Cancelled

(32,723)

0.60

Outstanding, December 31, 2016

2,060,000

0.60

Exercisable, December 31, 2016

1,469,500

0.60

As at December 31, 2016, the following share purchase options were outstanding:

Exercise

Number of options

Number of options

price

outstanding

vested

$

Expiry date

2,060,000

1,469,500

0.60

September 30, 2020

The  vested options  are measured using the Black Scholes  method, which included  a dividend  yield of nil, risk-free interest rate of 0.68%, expected volatility of 76.7%, and expected term of 5 years.

During  the  nine  months  ended  December  31,  2016,  $167,033  (2015  -  $600,753)  in  stock-based compensation  expense  was  recorded.  The  intrinsic  value  of  the  options  was  $nil  at  December  31,

2016 and March 31, 2016.

9.    Concentration of Risk

Revenues  are  currently  generated  through  licensing,  professional  services,  and  payment  processing services  provided  by  Mobetize  to  our  existing  Customers.  During  the  nine  months  ended  December

31, 2016, Mobetize had revenues from four customers (2015 – revenues from four customers) with 56%

(2015 – 66%) of revenues generated from Mobetize’s largest customer.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

December 31, 2016

(Expressed in U.S. dollars)

(Unaudited)

10.  Commitment

Mobetize has an obligation under a rental lease for its operating  office. As of December  31,  2016, the remaining term of the lease is 21 months with monthly payments of $4,995. Mobetize’s lease includes a renewal option.

11.  Segment Information

Mobetize  has  currently  operating  segments  located  in  Canada  and  the  United  States  of  America

(“USA”). Revenues  are generated in Canada and the USA  while all  assets are  located in Canada.  The

Mobetize’s  chief  operating decision  maker  reviews  financial  information  presented  on  a  consolidated basis for purposes of allocating resources and evaluating financial performance.

12.  Subsequent Events

Mobetize  evaluated  its  December  31,  2016  financial  statements  for  subsequent  events  through  the date  the  financial  statements  were  issued.  Mobetize  is  not  aware  of  any  subsequent  events  which would require recognition or disclosure in the financial statements except as disclosed below.

Mobetize continues to seek recovery of 578,733 common shares and 101,726 share purchase warrants issued  as  an  overpayment  to  the  Former  CFO  of  Mobetize  for  consulting  services  and  settlement  of expenses and liabilities.

On  January  12,  2017,  Mobetize  entered  into  a  Joint  Venture  Agreement  (“Joint  Venture”)  with  CPT

Secure,  Inc.  (“CPT”),  to  further  develop  certain  payment  processing  technology  (“CPT  IP”)  on  a

50/50  basis.  In  connection  with  the  Joint  Venture,  Mobetize  agreed  to  issue  500,000  Series  B

Preferred  Shares  to  CPT  in  consideration  for  the  license  to  the  CPT  IP  which  will  be  contributed  to the Joint Venture. The license to the CPT IP has a term to January 11, 2019, and can be automatically renewed  for  successive  two  year  periods  unless  either  party  elects  not  to  renew  60  days  prior  to expiration.

On  January  20,  2017,  the  holders  of  Convertible  Debentures  holding  an  aggregate  amount  of  three hundred  thousand  ($300,000)  in  convertible  debt  elected  to  convert  their  respective  debentures  at

$0.50 a share into six hundred thousand shares of Series B Preferred Shares

On January 27, 2017, Mobetize issued twelve month Convertible Debentures in the aggregate amount of  $200,000  net  of  $176,000  of  prepaid  interest  to  four  individuals  that  entitles  each  of  them  to convert  any  portion  of  the  principal  into  Series  B  Preferred  Shares  at  a  price  of  $0.50  per  share,  180 days from issue date, but no later than the maturity date.

On  February  1,  2017,  dated  effective  December  15,  2016,  the  Company  entered  into  a  Software

Application   License,   Customization   Development   and   Service   Level   Agreement    with   Tata

Communications  (America)  Inc.  to  govern  the  global  deployment  of  our  Services  for  its  customers.

The parties agreed to a five-year strategic partnership.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties.

Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,”

“plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-

looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is March 31. All information presented herein is based on the three and nine month periods ended December 31, 2016 and

December 31, 2015.

DISCUSSION AND ANALYSIS

Mobetize is an emerging Fintech (mobile delivery of banking and other financial services)  company that digitizes bricks and mortar financial services to enable the convergence of global telecom and financial services providers through its Global Mobile B2B Fintech and Financial as a Service Marketplace

(“Hub”).  This Hub provides among other things, a mobile financial services (“MFS”) white label technology platform, that includes an individual MFS application program interface (“API”) consumption protocol that supports services such as personal loan applications, prepaid air-time and data top ups,

international money transfers, P2P transfers, Visa™/MasterCard™ programs and bill payments on personal computers and mobile devices (“Services”).  The Hub seamlessly integrates with our customers who can then offer our services to their own customers. Over the three and nine month period ended

December 31, 2016, we entered into the following agreements:

GF Financial Group – On September 27, 2016, effective September 20, 2016, we entered into a Software

Application License, Customization Development and Service Level Agreement with GF Financial Group to partner in offering a mobile personal lending facility with omni-channel capabilities to its customers built on our Fintech platform. GF Financial customers will be able to apply for and be approved for personal loans initiated from their mobile devices. A roll out of the application is planned for the first quarter of 2017.

CPT Joint Venture – On January 12, 2017, we entered into a Joint Venture Agreement with CPT Secure

Inc. to develop payment processing technology. Mobetize agreed to issue 500,000 Series B Preferred

Shares to CPT in consideration for the license of CPT technology to the joint venture. The license has a two year term that can be automatically renewed for successive two year periods unless either party elects not to renew 60 days prior to expiration. The joint venture will be formed in the first quarter of 2017.

Tata Communications – On February 1, 2017, dated effective December 15, 2016, we entered into a

Software Application License, Customization Development and Service Level Agreement with Tata

Communications (America) Inc. to govern the global deployment of our Services for its customers. The parties agreed to a five-year strategic partnership from which we expect to generate revenue from service level support fees and the sharing of transactional income; advance our technology alliance to accelerate new Fintech revenue sharing opportunities; and focus our research and development partnership on

Fintech product innovation. The parties expect progress with the partnership in the first quarter of 2017.

Our business plan for the coming year is to complete the development and qualification of products under development, and to increase sales of our existing products. Meanwhile, we will continue internal research and development efforts and collaborate with development partners to ensure the continuity of our product pipeline as we maintain our focus on the convergence of telecom and financial services.

RESULTS OF OPERATIONS

US $

US $

Three Months Ended

Nine months Ended

December 31,

December 31,

2016

2015

2016

2015

Revenues

$

149,138

$

74,383  $

365,386  $

81,460

Operating Expenses

290,093

1,007,340

1,112,138

1,727,763

Net Loss

(140,955)

(932,957)

(746,752)

(1,646,303)

Revenues

Mobetize generated $365,386 of revenue in the nine months ended December 31, 2016, compared to revenues of $81,460 during the same period in 2015, an increase of 349%.  For the three months ended

December 31, 2016, Mobetize generated $149,138 of revenue compared to $74,383 of revenue during the same period in 2015, an increase of 100%.  Revenues are generated from licensing our Services,

providing professional services, and payment processing for our customers. The increase in revenues over the comparative three and nine month periods can be attributed to an increase in contract development revenue and professional service receipts in the current three and nine month periods over the corresponding prior periods.

We expect that revenues will continue to increase in future periods as Mobetize anticipates its first transactional revenues in the first half of the calendar year 2017.

Operating Expenses

Operating  expenses  for  the three  and  nine  months  ended  December  31,  2016  and  2015  are outlined  in the following table:

US $

US $

Three Months Ended

Nine months Ended

December 31,

December 31,

2016

2015

2016

2015

Depreciation

777

918

2,377

2,349

Director compensation

3,000

-

30,000

-

General and administrative

51,278

76,211

178,988

189,627

General and administrative – related party

19,747

1,811

74,053

3,973

Investor relations and promotion

15,684

22,711

65,209

29,866

Listing fees

3,467

10,629

12,821

31,820

Consulting fees

-

104,444

21,000

278,289

Management fees – related party

29,859

30,000

98,149

90,000

Professional fees

21,015

17,986

117,720

55,996

Research and development

65,834

93,643

232,431

330,259

Research and development - related party

38,977

32,986

97,027

45,822

Sales and marketing

861

15,248

8,130

69,009

Share compensation

-

-

7,200

-

Stock-based compensation expense

39,594

600,753

167,033

600,753

Total Operating Expenses

290,093

1,007,340

1,112,138

1,727,763

NET LOSS

$

(140,955)  $

(932,957)   $     (746,752)   $   (1,646,303)

NET LOSS PER SHARE

Basic and Diluted

$

(0.01)  $

(0.03)   $

(0.03)   $

(0.05)

For the nine months ended December 31, 2016, operating expenses were $1,112,138 compared with

$1,727,763 for the nine months ended December 31, 2015, a decrease of 36%. The $615,625 decrease is primarily attributed to a $257,289 decrease in consulting fees, a $30,390 decrease in management fees due to the departure of a former executive officer, a $97,828 decrease in research and development costs as products under development matured to commercial application, a $60,879 decrease in sales and marketing, and a $433,720 decrease in stock based compensation as Mobetize moves away from issuing equity in lieu of cash compensation. The decrease in operating expenses was offset by an increase of

$30,000 in Director compensation, an increase in general and administrative expenses paid to a related party due to the interest expense on promissory notes, a $35,343 increase in investor relations costs related to a new investors relations contract, a $61,724 increase in professional fees most of which is related to public company disclosure, and a $51,205 increase in research and development costs incurred to a related party.

For the three months ended December 31, 2016, operating costs were $290,093 compared with

$1,007,340 for the three months ended December 31, 2015, a decrease of 71%. The $717,247 decrease is primarily attributed to a $89,585 decrease consulting fees paid to a former executive officer, and a

$561,159 decrease in stock based compensation as Mobetize moves away from issuing equity in lieu of cash compensation. The decrease in operating expenses was offset by a $17,936 increase in general and administrative expenses paid to a related party due to interest expense on promissory notes.

We expect that operating expenses will increase over future periods as Mobetize expands its business to focus on joint research and development activities, enhance its product pipeline, and grow its revenue model to include transactional sales in 2017.

Net Losses

During the nine months ended December 31, 2016, Mobetize recorded a net loss of $746,752 compared with a net loss of $1,646,303 for the nine months ended December 31, 2015, a decrease of 55%. The

$899,551 decrease in the net loss is primarily due to the $283,926 increase in revenues, and the $615,625 decrease in total operating costs.

During the three months ended December 31, 2016, Mobetize recorded a net loss of $140,955 compared with a net loss of $932,957 for the three months ended December 31, 2015, a decrease of 85%. The

$792,002 decrease in the net loss is primarily attributed to a $74,755 increase in revenues and the

$717,247 decrease in total operating costs.

We believe that net losses will continue to diminish over future periods as revenue is expected to grow the effect of operating efficiencies on our business are carefully monitored to ensure the most cost effective realization of our business plan.

Liquidity and Capital Resources

US $

December 31, 2016

March 31, 2016

Current Assets

$

145,769      $

318,827

Total Assets

154,877

330,655

Current Liabilities

856,438

541,185

Total Liabilities

856,438

588,661

Working Capital Deficiency

710,669

222,358

Mobetize had a working capital deficit of $710,669 as of December 31, 2016, and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are not expected to be sufficient to fund operations over the next twelve months.

Total current assets as of December 31, 2016, were $145,769 which consisted of $49,482 in cash, $44,723 in accounts receivable, $45,015 in prepaid expenses and deposits and $6,549 in prepaid expenses to a related party. Total assets were $154,877 which consisted of current assets, and property and equipment of $9,108.

Total current liabilities as of December 31, 2016, were $856,438 which consisted of accounts payable of

$202,443, accounts payable to a related party of $208,520, deposits due to customers of $980, a promissory note due to a related party of $43,620 and convertible debentures of $340,000. Total liabilities were $856,438 which consisted entirely of current liabilities.

Stockholders’ deficit as of December 31, 2016, was $701,561.

Cash Flows

US $

Nine months Ended

December 31,

2016

2015

Cash flows used in Operating Activities

(284,185)

(1,055,746)

Cash flows used in Investing Activities

-

(1,554)

Cash flows provided by Financing Activities

122,587

872,757

Effect of exchange rate changes on cash

739

(2,711)

Net Increase in Cash During Period

(160,859)

(187,254)

Cash flows used in Operating Activities

During the nine months ended December 31, 2016, Mobetize used $270,786 in operating activities as compared to $1,055,746 of cash used in operating activities during the nine months ended December 31,

2015.  The $771,561 change in cash used in operating activities over the comparative periods, is primarily attributed to a number of items that are book expense items which do not affect the total amount relative to actual cash used including depreciation, share based compensation, interest accrued on shareholder loans, and shares issued to settle a promissory note with a related party. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include accounts receivable, shareholder loans, accounts payable and the related party promissory note.

Mobetize expects to continue to use cash flow in operating activities until such time as diminishing losses transition to profit on the expectation that revenues will continue to increase.

Cash flows used in Investing Activities

During the nine months ended December 31, 2016, Mobetize used $nil in investing activities compared to

$1,554 in 2015. Cash used in investing activities during the nine months ended December 31, 2015 was due to purchase of computer equipment.

Mobetize expects to use cash flow in investing activities in future periods as it will require additional investment to increase revenue.

Cash flows provided by Financing Activities

During the nine months ended December 31, 2016, Mobetize realized $122,587 in proceeds provided by financing activities compared to $872,757 during the nine months ended December 31, 2015. Proceeds provided by financing activities during the nine months ended December 31, 2016, were primarily from the issuance of convertible debentures in the amount of $65,000, the issuance of a promissory note to a related party, net of prepaid interest in the amount of $44,188. Proceeds provided by financing activities during the nine months ended December 31, 2015 consisted of proceeds from the sale of common stock and the exercise of warrants in the amount of $619,667, proceeds from the sale of common stock and the exercise of warrants by related parties in the amount of $228,240.

Mobetize  expects  to  continue  to  realize  cash  flow  from  financing  activities  until  such  time  as  it  can increase revenue to the point at which it can maintain operations and fund business growth.

FINANCING

We have financed operations to date from the proceeds of private placements of common stock, the exercise of warrants, the issuances of convertible debentures, and advances from directors and shareholders. Our business plan does anticipate increases in operating expenses and capital expenditures over the next twelve months in relation to: (i) product development; (ii) research and development to enhance existing products and innovate new ones; and (iii) marketing expenses. We expect that our working capital requirements will be funded over this period by a combination of revenue, shareholder debt or equity private placements of our securities and if necessary, shareholder loans.

Despite our expectation, we have no agreements to obtain funds through bank loans, lines of credit or any other sources. Since we have no financing committed, our inability to realize financing to maintain operations and grow our business would materially restrict our business operations. Financing may not be available upon acceptable terms, or at all. Should we be successful in securing future financing new issuances of equity or convertible debt would dilute our current shareholders and might have rights,

preferences or privileges senior to our common or preferred stock. If financing is not available to us, such severe limitation might cause us to consider a consolidation of existing common equity as a means to attract financing and maintain our business.

Mobetize has adopted a stock option plan pursuant to which it can grant up to 3,000,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of December 31, 2016, 2,060,000 options with an exercise price of $0.60 had been granted, 1,469,500 of which have vested. Except for the 2015 Stock Option Plan,

Mobetize has no other defined benefit plan with any of its officers or directors.

Mobetize has no lines of credit or other bank financing arrangements in place.

Mobetize has no commitments for future capital expenditures that are material.

Mobetize has no current plans for the purchase or sale of any plant or equipment.

Mobetize has no current plans to make any changes in the number of employees.

Mobetize does not expect to pay cash dividends in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The  independent  auditors'  report  accompanying  our  March  31,  2016,  financial  statements  contained  an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

These consolidated financial statements have been prepared on a going concern basis, which implies that

Mobetize will continue to realize its assets and discharge its liabilities in the normal course of business.

As of December 31, 2016, Mobetize had an accumulated deficit of $7,071,813, a history of net losses and cash used in operating activities, and a working capital deficiency of $710,669. These factors raise substantial doubt regarding Mobetize’s ability to continue as a going concern. The continuation of

Mobetize as a going concern is dependent upon continued financial support from management, increasing revenue, procuring additional debt or equity financing as necessary, decreasing operating costs, realizing commercially viable products, and generating a profit. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Mobetize be unable to continue as a going concern.

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

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. Mobetize uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by Mobetize’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to Mobetize’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of loss and comprehensive loss over the requisite service period. Options granted to consultants are valued at the fair value of the equity instruments issued,

or the fair value of the services received, whichever is more reliably measurable.

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

Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. –- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this report, no director, officer or affiliate is

(i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties except as follows below:

Stephen J. Fowler

Mobetize received a Citation and Notice of Assessment dated October 14, 2016 (“Citation”), that Stephen

J. Fowler (“Fowler”), its former CFO, had initiated a complaint with the State of Washington Department of Labor and Industries for amounts allegedly due to him for unpaid wages. The Citation declared that

Fowler is owed $45,000 in wages in addition to an assessed interest of $3,368.74, and a penalty of

$4,500.  On November 8, 2016, Mobetize entered an appeal alleging that the calculation of amounts due to Fowler was incorrect and that Fowler had improperly obtained shares of its common stock which it intends to recover. Mobetize received a response from the Department of Labor and Industries dated

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 21, 2016, our board of directors authorized the issuance of a convertible debenture to

Donald Duberstein convertible into shares of Mobetize’s common stock for an aggregate amount of

$20,000, net of $2,400 in pre paid interest of 6% over a one year term convertible at the option of holder after 180 days of issuance at a $0.25 per share pursuant to the exemptions from registration provided by

Section 4(2) and Regulation D of the Securities Act of 1933, as amended (“Securities Act”).

Mobetize complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by Mobetize that did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose;

and (3) the offeree was a director of Mobetize and (4) the offeree was financially sophisticated.

Mobetize  complied  with  the  requirements  of  Regulation  D  of  the  Securities  Act  by:  (i)  foregoing  any general  solicitation  or  advertising  to  market  the  securities;  (ii)  offering  only  to  accredited  offerees;  (iii)

having  not  violated  antifraud  prohibitions  with  the  information  provided  to  the  offerees;  (iv)  being available to answer questions  by the offerees; and (v) providing restricted common shares and warrants to the offerees.

On December 1, 2016, our board of directors authorized the issuance of 275,000 Series B Preferred

Shares to Kent Carasquero at a price of $0.10 per share to settle $27,500 due for agreed services pursuant to the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act.

Mobetize complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction by the Company that did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree was financially sophisticated.

Mobetize complied with the requirements of Regulation S of the Securities Act by having directed no offering efforts in the United States, by offering preferred shares and only to an offeree who were outside of the United States at the time of the offering, and ensuring that the offeree to whom the securities were offered and authorized was a non-U.S. offerees with an address in a foreign country.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 27 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBETIZE CORP.

DATE

/s/ Ajay Hans

February 14, 2017

By: Ajay Hans

Its: Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.     Exhibit Description

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

10.11

Software Application License, Customization Development and Service Level Agreement dated September

20, 2016, between Mobetize and GF Financial Group (certain commercial terms have been omitted in connection with an application pending with the Commission for confidential treatment).

10.12

Joint Venture Agreement dated January 17, 2017 between Mobetize and CPT Secure Inc.

10.13*

Software Application License, Customization Development and Service Level Agreement dated February 1,

2017, effective December 15, 2016, between Mobeitze USA Inc. and Tata Communications (America) Inc.

incorporated by reference to the Form 8-K filed with the Commission on February 6, 2017 (certain commercial terms have been omitted in connection with an application pending with the Commission for confidential treatment).

14 *

Code of Business Conduct and Ethics adopted by Mobetize Corp.’s Board of Directors on July 26, 2016,

incorporated by reference to the Form 10-Q filed with the Commission on August 12, 2016.

21*

Subsidiaries of Mobetize incorporated by reference to the Form 10-K/A filed with the Commission on July

13, 2016

31

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the

Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached.

32.

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached.

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

27