Form 10-K
period 2017-03-31
MOBETIZE, CORP.
filed 2017-07-06
CIK 1546679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017.

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

12b-2 of the Exchange Act. Smaller reporting company ☑



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

The  aggregate  market   value  of  the  registrant’s  common  stock,  $0.001  par  value  held  by  non-affiliates   (13,219,233)  was

approximately $317,261 based on the average closing bid and ask prices ($0.024) for the common stock on July 6, 2017.

At July 6, 2017, the number of shares outstanding of the registrant’s common stock, $0.001 par value was 23,450,233, the number of shares outstanding of registrant’s Series A preferred stock, $0.001 par value was 4,565,000, and the number of shares outstanding of registrants Series B preferred stock, $0.001 par value was 13,848,408.

TABLE OF CONTENTS

PART I

BUSINESS OVERVIEW

ITEM 1

Business

3

ITEM 1A

Risk Factors

13

ITEM 1B

Unresolved Staff Comments

13

ITEM 2

Properties

14

ITEM 3

Legal Proceedings

14

ITEM 4

Mine Safety Disclosures

15

PART II

FINANCIAL AND MARKET INFORMATION

ITEM 5

Market for Registrant's Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

16

ITEM 6

Selected Financial Data

18

ITEM 7

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

19

ITEM 7A

Quantitative and Qualitative Disclosures About Market Risk

25

ITEM 8

Financial Statements

25

ITEM 9

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

26

ITEM 9A

Controls and Procedures

26

ITEM 9B

Other Information

28

PART III

RELATED PARTIES AND GOVERNANCE

ITEM 10

Directors, Executive Officers and Corporate Governance

29

ITEM 11

Executive Compensation

32

ITEM 12

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

34

ITEM 13

Certain Relationships and Related Transactions, and Director Independence

36

ITEM 14

Principal Accounting Fees and Services

37

PART IV

EXHIBITS

ITEM 15

Exhibits, Financial Statement Schedules

38

Signatures

39

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

On July 9, 2013, we entered into an Asset Purchase and Sale Agreement with Mobetize Inc., a Nevada corporation, which caused us to acquire substantially all of the assets and none of the liabilities of

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

A business office for Mobetize USA is located at 8105 Birch Bay Road, Suite 205, Blaine Washington

98230 and a business office for Mobetize Canada is located at #1150 – 510 Burrard St. Vancouver,

British Columbia, V6C 3A8. Our registered statutory office is located at Nevada Agency and Transfer

Company 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

Mobetize trades on the OTCQB, an electronic trading platform owned by OTC Markets Group, Inc. under the symbol “MPAY”.

BUSINESS

Mobetize is an emerging technology and services company which provides Fintech services that enable the convergence of global telecom and financial services providers (“Customers”) through its Global

Mobile B2B Fintech and Financial Services Marketplace (“Hub”).

Fintech — financial technology — is an umbrella term describing disruptive technologies involved in the provision of financial services. Fintech is transforming the way money is managed and affects almost every financial activity.

Our Hub provides a range of mobile financial services (“MFS”) which include white label technology platforms that support customer specific MFS application program interface (“API”) consumption protocols to enable services such as prepaid air-time and data top ups, mobile lending, international money transfers, person to person (“P2P”) transfers, Visa™/MasterCard™ usage and bill payments on either personal computers or mobile devices (“Services”).  The Hub seamlessly integrates with Mobetize

Customers, who as a result are able to offer Services to their subscribers or members (“Users”).

Users access the Services from the Hub through multiple access points including:

1. Desktop Applications

2. Mobile Web Applications

3. Native Applications for Apple iOS Devices and Android Devices

REVENUE MODEL

The HUB can generate revenue from:

1)

Transactional processing fees based on volume of activity

2)

Revenue share based fees for financial services delivered through the Hub

3)

Recurring platform fees for licensing the Hub

4)

Recurring fees for service level agreements

5)

Consulting and professional services fees

6)

Customization, integration, and deployment fees

Existing revenue is influenced by the growing global consumption of MFS and its adoption by Users who rely on their mobile devices as an access point to complete financial transactions. Future revenue will also be affected by our ability to innovate new technology processes and systems that our Customers want to offer to their Users. Our strategy is to drive growth by:

•

Leveraging our existing contracts to increase Customer and User adoption

•

Enhancing business development efforts to expand sales globally

•

Evaluating M&A strategies to grow inorganically

•

Continuing to bring innovative Fintech solutions and technology as first-to-market.

FINTECH ECOSYSTEM

Globally Fintech “ecosystems” have stimulated technological innovation, made financial markets more efficient, and improved the overall customer experience. These ecosystems — include traditional telecom and financial service providers that are faced with competition from technology giants such as Apple and

Google who have proven their capacity to compete in the delivery of MFS   To remain competitive,

telecoms and financial service providers are constantly seeking to adapt to the digital age relying on a broad set of solutions, from pure channel adaptation to radical changes in business models.

The World Fintech Report 2017 published by Capgemini, LinkedIn and Efma states:

•       The Fintech space is ripe in large part due to traditional firms leaving a gap of unmet needs

•       Consumers are embracing Fintech providers, with 50.2% globally saying they already do business with at least one non-traditional firm for banking, insurance, payments or investment management.

•       VC funding in Fintech has increased exponentially over the last few years with worldwide investment reaching close to $25 billion in 2015.

•       By country, consumers turn the most to Fintech firms in China and India (both above 75%)

•       Tech-savvy customers are using Fintech twice as much as non-tech-savvy customers (67.3% versus 33.6%) and mobile has emerged as the second-most important channel (after the computer) for interacting with financial services firms.

•       Within ten years, an estimated two billion people will have had their first banking experience on a smart phone. – almost as much as the number who are conventionally banking today

•       More than three-fourths (76.7%) of executives agree that Fintech’s provide partnership opportunities



Mobile Banking and Fintech

A report published by the Federal Reserve Board titled Consumers and Mobile Financial Services

2016 found that the adoption of mobile financial services continues to increase in the United States. A majority of consumers using these services cite convenience or acquiring a smartphone as their reason for adoption. Forty-three percent (43%) of all mobile phone owners and fifty-three percent (53%) of smartphone owners with a bank account had used mobile banking in the 12 months prior to the survey, up from thirty-nine percent (39%) in 2014 and thirty-three percent (33%) in 2013.

In a report published by the Economist Intelligence Unit titled The Disruption of Banking

http://fintechnews.ch/fintech/banks-vs-fintech-fintegration-smartest-move-says-new-survey/2043/

(December 10, 2015)  over 100 senior bankers were interviewed to ascertain the likely landscape for the retail banking industry over the next five years. When bankers were asked how Fintech might disrupt the banking industry, more than ninety percent (90%) of the bankers believed that Fintech firms will have a significant impact on the future landscape of banking, with more than a third believing that Fintech will win an equal share or even dominate the market.

As of February 2015, bank spending on new technologies in North America was projected by Juniper

Research to reach $17 billion dollars in 2015 and increase to $19.9 billion dollars in 2017.

The online statistics Internet portal Statista reported that the value of investment in financial technology ventures on a global scale amounted to approximately $3 billion dollars in 2013 and was projected to grow to around $8 billion dollars in 2018.

According to Juniper Research (July 2013), 800 million people would use mobile banking services in

2014, which number is expected to increase to 1.75 billion (32 percent of the global adult population) by

2019.

Smartphone sales and Telecoms

Over a third of the world’s population is projected to own a smartphone by the end of 2017, up from 21.6 percent (21.6%) in 2014. Western Europe is due to become the largest regional market as almost 65 percent (65%) of its total population is forecast to own a smartphone by 2017, over twice the figure in

2012. Within North America, around 64 percent (64%) of the population will own a smartphone in 2017,

an increase of 13 percent (13%) on the figure from 2014. The smallest regional market for smartphones is the Middle East and Africa, where smartphone penetration is expected to be 13.6 percent (13.6%) by

2017.

Telcoms are uniquely positioned to be the leading providers of mobile financial services to their customers by leveraging their billing platforms. The fact that basic financial services can be done without a banking relationship further strengthens the opportunity for telecoms.

Money Remittance

The World Bank reported that remittances to developing countries were expected to grow at about 3.3 percent in 2017 to $444 billion and estimated that in 2014 $131 billion dollars was sent from the United

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

The smartWallet allows Users to load funds into their mobile wallet and access global mobile financial services such as prepaid top-ups for themselves or for gifts for family members, P2P money transfers,

international money transfer remittances, bill payments and bill management.

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

•

Stored Payment Methods - Safely store and edit a list of preferred method of payments to load the

smartWallet to increase convenience and accessibility including credit cards, debit cards, ACH.

•

smartWallet is activated for customers who are Money Service Business (“MSB”) compliant.

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

smartCard:

smartCard is our white label Visa/MasterCard program that allows users to request (during sign-up or at any time via the Mobetize app) a prepaid MasterCard™ or Visa™ card, which is linked to their

smartWallet. Users are able to move any cleared funds from their smartWallet on to their Visa™ card or

MasterCard™, allowing them to make purchases both online and in retail locations, plus withdraw cash from ATMs.

Users are able to track the balance and see recent transactions via the Mobetize smartWallet and can easily move money back to the smartWallet. The smartCard has the same white-label branding as the

smartWallet for a seamless User experience.

smartLoan:

SmartLoan is a proprietary digitized lending product that allows borrowers to apply for secured and unsecured loans ranging from $500 up to $35,000 to refinance credit card debt, student loans, weddings,

or household projects.

This lending solution is configurable, scalable and able to implement dynamic algorithms in a cloud-

based environment that enables Financial Institutions (FI’s) to quickly launch their own online lending products and controls.

This innovative software solution, built on the core Mobetize HUB, enables FI’s to instantly meet Know

Your Client (KYC) and Anti Money Laundering (AML) compliance in addition to computing complex algorithms for auto-adjudication of the personal bank lending process initiated from any tablet, PC or mobile device.

Key benefits for FI’s include:

•     An omnichannel and simple user experience for fast loan decisions and funding

•     Digitized back-office processes and interoperability

•     Ability to lead innovation with configurable KYC and heuristic adjudication rules

•     Configurable workflow of applications

•     Easy white-labeling configurability for branding and rapid launch

•     Opportunity to leverage new lending business models

•    Ability to respond to and address security and regulatory requirements

The smartLoan solution is offered by Mobetize to direct and platform lenders in North America who are interested in growth within the online lending space.

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

LATEST TECHNOLOGY AND PRODUCT DEVELOPMENTS

We are currently in the process of adapting our Hub to facilitate multiple Fintech services as part of our banking channel strategy. Version 3.0 will be able to facilitate mobile money remittances offered seamlessly by engaged FI’s. The platform will facilitate KYC of the sender and authorize funds from the user’s FI bank account in real-time. Version 3.0 will offer native apps for both Android and iPhone. New

FI’s can be rapidly on-board as part of the multi-tenanted platform, and in addition to a multi-lingual branded user-application, each FI can offer their own retail market pricing. The product will form part of an extended banking platform available initially to 174 FI’s in Canada.

Between September 2016, and May 2017, we built and launched the smartLoan product. smartLoan allows FI’s to offer consumer on-line loan applications and adjudications. Functionality is a fully compliant process that includes on-line KYC based on a wide range of data gathering that covers both traditional and non-traditional sources for fraud detection and credit profiling that produces a multi-

variant scoring model. Based on our standard multi-tenanted architecture, the product can be quickly white-labeled and new FI’s on-board in weeks.

Over the same period, as part of our telecom channel strategy, we developed and launched the Mobile

Money Platform (MMP). MMP is a secure API gateway employing OAuth2 connections (industry standard protocol) that allows business customers to transact data top-up credits to pre-paid mobile phone customers worldwide. These may be top-ups direct-to-carrier or over-the-top (“OTT”) services consumed in addition to carrier data allowance. Again, built on a multi-tenanted model, the platform can rapidly on-

board additional customers with minimal overhead.

During March 2016, we completed the development of Version 2.1, which incorporates a new registration system. The system includes text message verification and allows faster password recovery as well as faster completion of the registration process on a mobile device.

We completed the development of Version 2.0 in October of 2015, for rollout to our Customers. Version

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

During April 2015, we completed the production version of Mobile Web application 1.0. This suite of products includes smartCard, Paypal, bank ACH, and credit card processing as cash-in options and

smartCharge, smartBill, person-to-person transfers, and smartCard for ATM withdrawals and POS purchases as cash-out options. The CRM, reporting, and incident management tools are active in addition to a desktop version and Representation State Transfer (“REST”) API with all of the above features

The Hub will continue to be developed as a Fintech marketplace that offers stand alone Services, REST

API services for our financial technology products, and solutions that allow clients with existing technologies, such as virtual wallets, to be able to include our Services in their systems. Development of native applications for iOS and Android have commenced.

RECENT BUSINESS DEVELOPMENTS

On May 29, 2017, MPAY Gateway Services Inc. was formed in connection with a  Joint Venture

Agreement with CPT Secure Inc. dated January 12, 2017, to develop payment processing technology and agreed to issue 500,000 Series B Preferred Shares to CPT in consideration for the license of CPT technology to the joint venture. The license has a two-year term that can be automatically renewed for successive two year periods unless either party elects not to renew 60 days prior to expiration.

On February 1, 2017, dated effective December 15, 2016, we entered into a  Software Application

License, Customization Development and Service Level Agreement with Tata Communications

(America) Inc. to govern the global deployment of our Services for its customers through our Hub. The parties agreed to a five-year strategic partnership from which we expect to generate revenue from service level support fees and the sharing of transactional income; advance our technology alliance to accelerate new Fintech revenue sharing opportunities; and focus our partnership on Fintech product innovation.

On September 27, 2016, effective September 20, 2016, we entered into a Software Application License,

Customization Development and Service Level Agreement with GF Financial Group to partner in offering a mobile personal lending facility with omni-channel capabilities to its customers built on our

Fintech platform. GF Financial customers will be able to apply for and be approved for personal loans initiated from their mobile devices. A roll out of the application was successfully implemented in the second quarter of 2017.

On November 3, 2015, Mobetize formed a strategic partnership with Global Service Solutions, Inc.

(“Global Service”) to deliver a mobile money and financial services platform under its new brand

Gotawallet™.  Global Service, through its Got Prepaid™ brand, provides distribution, through a nation-

wide channel of large distributors and retailers, to over one million end-users in the United States with over fifty different prepaid cellular products. The products include a combination of hard card, real time replenishments, and e-pin formats. The Got Prepaid™ brand is highly regarded within the prepaid segment of the market for its ability to provide quality customer service and technical support. Got

Prepaid™ provides recharge capabilities for wireless AT&T, Verizon, T Mobile, H20, Red Pocket and many other telecom providers. The project to deliver a mobile financial services platform was completed in the second quarter of 2016.

On October 15, 2015, Mobetize signed a consulting services agreement with Tata Communications

(America) Inc., (“Tata”), to license Mobetize solutions as Tata’s core mobile money platform. The parties are working to create a global business to business channel strategy to develop a financial technology services hub for telecom companies, enterprise and alternative financial service providers that Tata already supports globally in its telecom network.

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

PML completed a white label application of the Mobetize smartWallet under the brand Digibux. The online portal www.mydigibux.com has also been completed.

On August 10, 2015, Mobetize showcased Version 2.0 at the Prepaid Expo in Las Vegas, Nevada, a

product suite that incorporates the full mobile money product solution that can be white-labeled by any telecom operator. The suite consists of a mobile wallet with key financial services offerings that include global money transfer capabilities, US bill payments, global gifting of prepaid air-time top ups and paid

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

Mobetize was selected from over 100 technology companies to speak and present at the 2015 Innovation

Showcase Event on May 29, 2015, held by the Telecom Council of Silicon Valley in Sunnyvale,

California. Mobetize showcased its Hub to decision level executives with some of largest telecom companies in the world. The meetings resulted in numerous NDA’s and discussions that remain ongoing with several large global telecoms.

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

We compete primarily on the basis of the following:

•

ability to attract, retain, and engage Customers and their Users

•

ability to show that Customers will achieve incremental sales by using our Hub

•

security of transactions and the ability for Customers to integrate our Hub products and services

•

fee structure

•

ability to develop Services across multiple customer channels, including telecom and Fintech service providers

•

Customer service

•

brand recognition

•

website, mobile platform and application onboarding, ease-of-use, and accessibility

•

system reliability and data security

•

ease and quality of integration into third-party mobile applications and operating systems

•

quality of developer tools such as our Hub programming interfaces

Mobetize seeks to differentiate itself from other industry participants. The vision of the Mobetize is to develop an open marketplace of Fintech services and partnerships based on our Hub. Our open Fintech architecture for telecoms and financial institutions uniquely positions us to potentially disrupt the current money services infrastructure.

COMPETITIVE ADVANTAGES

Mobetize has developed a unique business and partnership model to simplify and orchestrate mobile financial services.  There are two key business relationships which give us a competitive advantage:

•                Telecoms and Financial Institutions – These are revenue share business partnerships that are our channels to acquire Customers and maximize transactional volumes. These partnerships can white label the Hub or integrate via the API consumption model to market the various MFS products to Users.

•                Financial Partners – These are our strategic financial services partners who traditionally have bricks and mortar style financial services and products. We can digitize their regulatory compliance and service fulfillment.

Process

Mobetize co-develops innovation in a step-by-step manner, focused on the strategic goals of its

Customers.

The collaborative approach includes:



•                gathering information from Customers and identifying pain points

•                consulting with a Customer to devise and execute an innovation plan taking into account weaknesses and strengths.

•                assisting with the education and training of Customer management and employees to insure they are well informed of the benefits the innovation and how it can accrue to them to insure an effective roll out.

•                defining the correct engagement model, whether investor, acquirer, partner or accelerator

•                regularly reviewing and creating data models to access user reactions and expectations to further the innovation plan.

.

Advantages

1.

Customer Acquisition: Mobetize is scalable and cost effective to a significant number of

Customers.

2.

Lower Customer Costs: Mobetize provides the economic advantages of digital distribution over physical distribution.

3.

Advanced Analytics: Mobetize generates data for advanced analytics which provides Customers with significant advantages, including the ability to redesign products and to focus on the development of contextual offers based on a better understanding of User needs.

4.

Leveraging Existing Infrastructure: Mobetize engages with the existing ecosystem of telecom and financial service providers by leveraging of the technology that currently exists.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY

AGREEMENTS, AND LABOR CONTRACTS

Mobetize has no patents, registered trademarks, licenses, franchises, concessions, royalty agreements or labor contracts other than as detailed in this report. However, we do assert common law trademark rights for the following names in the field of mobile commerce:

•                smartWallet

•                smartRemit

•                smartCharge

•                smartCard

•                smartLoan



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

Banking Agency Supervision. Based on our relationships with financial institutions in the United States,

we are subject to indirect regulation and examination by these financial institutions’ regulators.

Consumer Financial Protection Bureau. The Consumer Financial Protection Bureau (“CFPB”) has

significant authority to regulate consumer financial products in the United States, including consumer credit, deposit, payment, and similar products. The CFPB and other similar regulatory agencies in other jurisdictions may have broad consumer protection mandates that could result in the promulgation and interpretation of rules and regulations that may affect our business.

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

RESEARCH AND DEVELOPMENT

We spent $485,544 and $660,959 on research and development activities during the years ended March

31, 2017 and 2016 respectively. This work has focused on building and enhancing the Hub.

EMPLOYEES

Mobetize had five employees at March 31, 2017. Management uses consultants, attorneys, and accountants to assist in the conduct of our business as deemed necessary.

ITEM 1A.

Risk Factors

Not required of smaller reporting companies.

ITEM 1B.

Unresolved Staff Comments

Not required of smaller reporting companies.

ITEM 2.

Properties

Our principal executive office is located at 8150 Birch Bay Square Street, Suite 205, Blaine, Washington

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

Stephen Fowler

Mobetize received a Citation and Notice of Assessment dated October 14, 2016 (“Citation”), that Stephen

J. Fowler (“Fowler”), a former director and chief financial officer, had initiated a complaint with the State of Washington Department of Labor and Industries for amounts allegedly due to him for unpaid wages.

The Citation declared that Fowler is owed $45,000 in wages in addition to an assessed interest of

$3,368.74, and a penalty of $4,500.  On November 8, 2016, Mobetize entered an appeal alleging that the calculation of amounts due to Fowler was incorrect and that Fowler had improperly obtained shares of its common stock which it intends to recover. Mobetize received a response from the Department of Labor and Industries dated November 18, 2016, in which it was advised that Fowler’s claim had been transferred to the Office of the Attorney General and that a hearing on the matter would be held by the

Office of Administrative Hearings. A hearing date has not been set.

Mobetize received a Notice of Civil Claim dated April 26, 2017, filed in British Columbia Supreme Court by a former director and chief financial officer, Fowler, naming Mobetize and its three present directors as defendants. Fowler asserts claims against Mobetize for unpaid expenses, and breach of contract.  He also asserts that his shareholdings in Mobetize have been diluted due to certain actions of its current director, making claims including breach of contract, breach of fiduciary duty, misrepresentation and conspiracy. Mobetize and its directors believe that Fowler’s claims are without merit and are intent on vigorously defending against this action.  Further, Mobetize has advanced counterclaims against Fowler,

including a claim that that while Fowler was an officer and director of Mobetize, that he caused it to issue shares to himself to which he was not entitled.  Mobetize’s counterclaims also assert claims against

Fowler of fraudulent or negligent misrepresentation, breach of fiduciary duty, negligence and unjust enrichment. On June 23, 2017, Mobetize filed its response to Fowler’s claims and its own counterclaims against Fowler. No further steps in this action have been taken, and no trial date has been set.

Mobetize received a Complaint dated May 12, 2017, filed in the Second Judicial District Court of the

State of Nevada, by Fowler naming Mobetize and its three present directors as defendants. The Nevada action concerns substantially the same facts and seeks substantially the same relief as Fowler’s British

Columbia action.   Mobetize takes the position that the filing of duplicative actions in the two jurisdictions constitutes an abuse of process, that British Columbia is the appropriate jurisdiction in which the plaintiff’s claims ought to be heard, and that the Nevada action ought to be dismissed or stayed for these reasons. On June 23, 2017, Mobetize filed a Motion to Dismiss or in the alternative, an Application for Preliminary Injunction to either dismiss or stay the Complaint. No steps in this action, have taken place and no trial date has been set.

Cary Fields

Mobetize received  a Complaint  dated  May 3,  2017,  filed  in the Eighth Judicial  District  Court of  the  State

of  Nevada  by  Cary  Fields  (“Fields”)  naming  Mobetize  and  its  three  present  directors  as  defendants,  to obtain a preliminary injunction to enjoin a  consolidation  of Mobetize’s common stock,  and  seek  damages for  breach  of  fiduciary  duty,  conversion  and  unjust  enrichment.  Mobetize  and  its  directors  believe  that

Fields’  claims  are  without  merit  and  are  intent  on  vigorously  defending  against  this  action.   On  May  18,

2017, after due consideration, the court denied Fields application and determined not to grant a temporary injunction.  The  court  did  not  rule  on  the  question  of  alleged  damages  to  Fields.  A  formal  order  from  the court  as  to  the  denial  of  a  preliminary  injunction  remains  pending  as  does  any  resolution  of  the  other allegations in the Complaint.

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

March 31, 2017 and 2016 are as follows:

Year

Quarter Ended

High

Low

2017

March 31

$0.09

$0.07

December 31

$0.08

$0.08

September 30

$0.10

$0.10

June 30

$0.12

$0.12

2016

March 31

$0.29

$0.29

December 31

$0.30

$0.30

September 30

$0.65

$0.64

June 30

$0.73

$0.70

The following is a summary of the material terms of our capital stock outstanding securities. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of March 31, 2017, there were 57 shareholders of record holding 23,450,233 shares of fully paid and non-assessable common stock of the 525,000,000 shares of common stock, par value $0.001, authorized.

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

Preferred Stock – Series A

As of March 31, 2017, there was one shareholder of record holding 4,565,000 shares of fully paid and non-assessable shares of Series A preferred stock of the 10,000,000 shares of Series A preferred stock,

par value $0.001, authorized.

Preferred Stock – Series B

As of March 31, 2017, there were 47 shareholders of record holding 13,688,408 shares of fully paid and non-assessable shares of Series B preferred stock of the 25,000,000 shares of Series B preferred stock par value $0.001, authorized.

Convertible Debentures

As of March 31, 2017, we had convertible debt securities convertible into shares of our Series B Preferred stock for an aggregate principal amount of $240,000. The convertible debentures have 12 month terms at

12% and 6% annual interest rates that paid the holders 12 months of prepaid interest on issuance, with the conversion feature exercisable at the option of the holder. The conversion feature enables the holder to convert any portion of their outstanding convertible debenture into Series B Preferred stock 180 days from the issue date, but no later than the maturity date as follows:

Convertible Debentures

Issue Date

Exercise Price

Expiration Date

$75,000

01/30/2017

$0.50

01/30/2018

$50,000

01/27/2017

$0.50

01/27/2018

$50,000

01/27/2017

$0.50

01/27/2018

$25,000

01/27/2017

$0.50

01/27/2018

$20,000

11/21/2016

$0.25

11/21/2017

$20,000

11/21/2016

$0.25

11/21/2017

Stock Options

As of March 31, 2017, we had 2,020,000 stock options outstanding, of which 1,563,000 are exercisable each stock option with five year terms, to directors, employees, advisors, and consultants, pursuant to the

2015 Stock Option Plan, entitle the optionee to purchase shares of our common stock at an exercise price of $0.60 that either vest on grant or over time based on tenure with Mobetize.

We do not have in effect any other compensation plans under which our equity securities are authorized for issuance.

Promissory Note

As of March 31, 2017, we had two promissory notes outstanding in the aggregate amount of $43,798.

Warrants

As of March 31, 2017, we had 2,636,406 share purchase warrants convertible into shares of our common stock as follows.

Share Purchase Warrants

Issue Date

Exercise Price

Expiration Date

694,414

6/25/2014

$1.00

06/24/2018

305,000

12/11/2014

$1.25

12/10/2018

81,670

03/17/2015

$1.25

12/10/2018

94,750

07/15/2015

$1.00

09/01/2018

1,460,572

08/31/2015

$1.00

09/01/2018

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

Transfer Agent and Registrar

Our transfer agent is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, New York, 11598 having a telephone number at (212) 818-8436 and a facsimile number at (646) 536-3179

Recent Sales of Unregistered Securities

On January 27, 2017, our Board of Directors authorized the issuance of four convertible debentures convertible into shares of our Series B Preferred stock for an aggregate amount of $200,000 gross less

$24,000 in prepaid interest for 12 month terms convertible into shares of Series B Preferred stock at a price of $0.50 per share 180 days from the issue date but no later than the maturity date.  The offering was conducted pursuant to the exemptions from registration provided by Section 4(2) and Regulation D of the

Securities Act of 1933, as amended (“Securities Act”) to the following persons:

Name

Issue Date

Consideration

Exemption

William Duberstein

01/27/2017

$50,000

Section 4(2)/Reg D

David Duberstein

01/27/2017

$50,000

Section 4(2)/Reg D

Donald Duberstein

01/30/2017

$75,000

Section 4(2)/Reg D

Alan Rothschild

01/27/2017

$25,000

Section 4(2)/Reg D

On November 21, 2016, our Board of Directors authorized the issuance of two convertible debentures convertible into shares of our Series B Preferred stock for an aggregate amount of $40,000 gross less

$37,600 in prepaid interest for 12 month terms convertible into shares of Series B Preferred stock at a price of $0.25 per share 180 days from the issue date but no later than the maturity date.  The offering was conducted pursuant to the exemptions from registration provided by Section 4(2) and Regulation D of the

Securities Act of 1933, as amended (“Securities Act”) to the following persons:

Name

Issue Date

Consideration

Exemption

Donald Duberstein

11/21/2016

$20,000

Section 4(2)/Reg D

Alan Rothschild

11/21/2016

$20,000

Section 4(2)/Reg D

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.

Selected Financial Data

Not required of smaller reporting companies.

ITEM 7.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is March 31.

DISCUSSION AND ANALYSIS

Mobetize’s business model for the coming year is to complete the qualification of products under development, and to increase sales of our existing products. Meanwhile, we will continue internal research and development efforts and collaborate with development partners to ensure the continuity of our product pipeline as we maintain our focus on the convergence of telecom and financial services.

Our business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter future prospects of growth. Historically Mobetize has not been able to generate sufficient cash flow from operations to sustain operations and fund necessary operating expenses. Therefore, there can be no assurance that anticipated revenue will provide sufficient cash flows to sustain operations.

Mobetize’s financial condition, results of operations and the carrying value of its technology depends on its ability to develop, market and sell innovative products and Services to Fintech Customers. Smaller technology companies in the Fintech segment of the market face a stiff competitive barrier to market entry erected by larger competitors that are generally better funded and accepted for product innovation.

Despite recent successes in realizing revenue, Mobetize needs to continue to innovate and attract new customers in order to grow its Fintech market presence. Whether Mobetize will be successful in commercializing its products and Services in the manner embedded in our business model can in no way be assured.

Despite our expectation, we have no agreements to obtain funds through bank loans, lines of credit or any other sources. Since we have no financing committed, our inability to realize financing to maintain operations and grow our business would materially restrict our business operations. Financing may not be available upon acceptable terms, or at all. Should we be successful in securing future financing new issuances of equity or convertible debt would dilute our current shareholders and might have rights,

preferences or privileges senior to our common or preferred stock. If financing is not available to us,

such severe limitation might cause us to consider a consolidation of existing common equity or a going private transaction as a means to attract financing and maintain our business.

Our auditors have issued a going concern opinion on the financial statements for the year ended March

31, 2017. The continuation of Mobetize as a going concern is dependent upon continued financial support from its management, and its ability to obtain necessary debt or equity financing, increase revenue, and generate profitable operations

RESULTS OF OPERATIONS

During the twelve months ended March 31, 2017, Mobetize (i) continued to develop its Fintech technology products and Services; (ii) entered into development and commercialization agreements with corporate partners; (iii) acquired certain technology; (iv) secured debt and equity financing; and (ii)

satisfied continuous public disclosure requirements.

Operating Revenues, Operating Expenses and Net Loss

Our operating revenues, expenses and the resultant net losses are described below:

US $

Year Ended

March 31,

2017

2016

Operating Revenues

$

467,417

$

125,934

Operating Expenses

(1,463,291)

(2,195,479)

Net Loss

(1,153,254)

(2,069,545)

Comprehensive  Loss

(1,154,285)

(2,069,545)

Revenue

Mobetize realized $467,417 in revenue over the twelve months ended March 31, 2017, as compared to revenue of $125,934 over the twelve months ended March 31, 2016, an increase of 271%. The increase in revenues in the current period can be primarily attributed to growth in licensing, consulting and development services provided by Mobetize to existing Customers. We expect revenue to continue to increase over the next twelve months as we expect to add payment processing revenue from the deployment of our Hub.

Operating Expenses

Our operating expenses for the twelve month periods ended March 31, 2017 and 2016 are described below:

US $

Year Ended

March 31,

2017

2016

Depreciation

$

3,958  $

3,107

General and administrative

286,013

491,010

General and administrative – related party

100,096

18,986

Investor relations and promotion

62,584

31,881

Investor relations and promotion- related party

20,000

-

Consulting fees

66,192

349,283

Management  fees – related party

287,073

568,009

Professional fees

151,831

72,244

Research and development

373,074

586,732

Research and development – related party

112,470

74,227

Total Operating Expenses

1,463,291

2,195,479

Mobetize realized $1,463,291 in operating expenses over the twelve months ended March 31, 2017, as compared to operating expenses of $2,195,479 for the twelve months ended March 31, 2016, a decrease of 33%. This decrease in operating expenses in the current period can be primarily attributed to the decrease in general and administrative fees, consulting fees, management fees, and research and development, offset by an increase in investor relations and promotion, and professional fees expenses due to ongoing professional fees associated with legal challenges. We expect that operating expenses will continue to increase as our growth model will require increases in general and administrative expenses,

research and development and marketing over the next twelve months.

Net Loss

Mobetize recorded a net loss of $1,153,254 over the twelve months ended March 31, 2017, as compared to a net loss of $2,069,545 for the twelve months ended March 31, 2016, a decrease of 44%. The decrease in net loss in the current period can be primarily attributed to the decrease in operating expenses and increase in revenue. We expect that net losses will continue to decrease over the next twelve months as revenue is first realized from payment processing, even though we anticipate increases in operating expenses.

Income Tax Expense

As of March 31, 2017, Mobetize has net operating loss (NOL) carry forwards of approximately

$1,838,000. Should substantial changes in our ownership occur there would be an annual limitation of the amount of NOL carry forward which could be utilized. The ultimate realization of these carry forwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined.

Liquidity and Capital Resources

Since inception Mobetize has experienced changes in liquidity, capital resources, and stockholders’

equity.

US $

March 31, 2017

March 31, 2016

Current Assets

709,000

318,827

Current Liabilities

713,550

541,185

Working Capital

(4,550)

(222,358)

Mobetize had negative working capital of $4,550 as of March 31, 2017 and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements.

Existing working capital and anticipated cash flow are not expected to be sufficient to fund operations over the next twelve months.

Total current assets as of March 31, 2017, were $709,000 which consisted of cash, accounts receivable,

prepaid expenses and prepaid expenses to a related party. Total assets were $828,273 which consisted of current assets, intangible asset and equipment. Total and current liabilities were $713,550 which consisted of accounts payable, accounts payable to a related party, deposits due to Customers, a related party promissory note, and convertible debentures.

Total stockholders’ equity as of March 31, 2017, was $114,723.

Cash Flows

Our cash flows are described below:

US $

Year Ended

March 31,

2017

2016

Cash flows used in Operating Activities

(482,911)

(1,254,120)

Cash flows used in Investing Activities

-

(1,659)

Cash flows provided by Financing Activities

809,188

1,159,802

Cash Used in Operating Activities

Net cash used in operating activities for the twelve months ended March 31, 2017, was $482,911 as compared to net cash used in operating activities of $1,254,120 for the twelve month ended March 31,

2016. The change in net cash used in operating activities in the current period can be attributed to losses on settlement of accounts payable to a related party and a number of items that are book expense items which do not affect the total amount relative to actual cash used including stock based compensation,

shares issued for services, amortization of an intangible asset and depreciation expense. Balance sheet accounts that actually affect cash, but are not income statement related items, that are added or deducted to arrive at net cash used in operating activities, include accounts receivable, prepaid expenses and accounts payable. Mobetize expects to continue to use net cash in operating activities in future periods until such time net losses transition to net income.

Cash Used in Investing Activities

Net cash used in investing activities for the twelve months ended March 31, 2017, was $nil as compared to net cash used in investing activities for the twelve months ended March 31, 2016, of $1,659. Mobetize expects to use net cash flow in investing activities in future periods as it grows its business model.

Cash Provided by Financing Activities

Net cash provided by financing activities for the twelve months ended March 31, 2017, was $809,188 as compared to net cash provided by financing activities for the twelve months ended March 31, 2016, of

$1,159,802. The change in net cash provided by financing activities in the current period can be attributed to proceeds from the sale of Series B preferred stock, a promissory note from a related party and the issuance of convertible debentures. Mobetize expects to continue to rely on cash provided by financing activities as its business will require additional funding to meet forecast capital requirements to develop its product line and expand its commercial reach.

We expect that working capital requirements will continue to be funded through a combination of existing funds and further issuances of securities as either debt or equity are expected to increase in line with the growth of our business.

Existing working capital, advances from directors, credit extended by directors and debt or equity placement combined, with anticipated revenue are expected to be adequate to fund operations over the next twelve months though we have no commitments for such working capital. Historically, we have financed operations through private placements of equity and advances or loans from directors. Increases in operating expenses and capital expenditures are expected going forward related to: (i) developmental expenses; and (ii) marketing expenses. We intend to finance these expenses with further issuances of debt or equity securities while remaining cognizant that additional capital to meet long-term operating requirements. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have secured no such arrangements the prospect exists that we will be unsuccessful in raising additional capital which failure would have a severe negative impact on our ability to continue operations. Further, issuances of equity or convertible debt will result in dilution to our current shareholders and could have rights, preferences or privileges senior to our common stock. If sufficient capital is not available to us, we will not be able to take realize our business model, which failure would materially limit or cause our business to fail.

We have no lines of credit or other bank financing arrangements.

We do not intend to pay cash dividends in the foreseeable future.

Our commitments for future capital expenditures were not material at year end.

We have no defined benefit plan or contractual commitment with any of its officers or directors, except those entered into in the ordinary course in respect to employment or services agreements.

We have no current plans for the purchase or sale of any plant or equipment.

We have no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As  of  March  31,  2017,  Mobetize  has  no  significant  off-balance  sheet  arrangements  that  have  or  are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues  or  expenses,  results  of  operations,  liquidity,  capital  expenditures,  or  capital  resources  that  is material to stockholders.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2017, financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

These financial statements included in this annual report for March 31, 2017, have been prepared on a going concern basis, which implies that Mobetize will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2017, Mobetize had an accumulated deficit of

$7,478,315. The continuation of Mobetize as a going concern is dependent upon the continued financial support from its management, its ability to develop commercially viable products, its ability to offer innovative Services, obtain the necessary debt or equity financing to realize its business model, and ultimately generate profitable operations. Whether Mobetize can accomplish these objectives raises substantial doubt regarding Mobetize’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Mobetize be unable to continue as a going concern.

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

ITEM 8.

Financial Statements and Supplementary Data

Our audited financial statements and notes thereto for the years ended March 31, 2017 and 2016 are attached hereto as F-1 through F-28.

MOBETIZE CORP.

Consolidated Financial Statements

March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Mobetize Corp.

We have audited the accompanying consolidated financial statements of Mobetize Corp. (the “Company”),

which  comprise  the  consolidated  balance  sheet  as  of  March  31,  2017,  and  the  related  consolidated statements of loss and comprehensive loss, changes in stockholders’ equity (deficiency), and cash flows for the  year  ended  March  31,  2017.  These  consolidated  financial  statements  are  the  responsibility  of  the Company’s  management.  Our  responsibility  is  to  express  an  opinion  on  these  consolidated  financial statements based on our audit.

We  conducted  our  audit  in  accordance  with  the  standards  of  the  Public  Company  Accounting  Oversight

Board  (United  States).  Those  standards  require  that  we  plan  and  perform  the  audit  to  obtain  reasonable assurance about  whether the  consolidated  financial statements are  free of material  misstatement. An audit includes  examining,  on  a  test  basis,  evidence  supporting  the  amounts  and  disclosures  in  the  consolidated financial  statements.  An  audit  also  includes  assessing  the  accounting  principles  used  and  significant

estimates   made   by  management,   as   well   as   evaluating  the   overall   consolidated   financial   statement

presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects,

the financial position of Mobetize Corp. as of March 31, 2017, and the results of its operations and its cash flows  for  the  year  ended  March 31, 2017  in  conformity  with  accounting  principles  generally  accepted  in the United States of America.

The  accompanying  consolidated  financial  statements  have  been  prepared  assuming  that  Mobetize  Corp.

will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Mobetize

Corp. has suffered recurring losses from operations and has a net capital deficiency.   These matters, along with  the  other  matters  set  forth  in  Note  1,  indicate  the  existence  of  material  uncertainties  that  raises substantial  doubt  about  its  ability  to  continue  as  a  going  concern.  Management's  plans  in  regard  to  these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada

Chartered Professional Accountants

June 29, 2017

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

Vancouver, Canada

/s/ Grant Thornton LLP

July 11, 2016

Chartered Professional Accountants

MOBETIZE CORP.

Consolidated Balance Sheets

(Expressed in US dollars)

As at

MARCH 31,

MARCH 31,

2017

2016

ASSETS

Current Assets:

Cash

$      535,438

$

210,341

Accounts receivable (Note 2(d))

113,140

43,729

Prepaid expenses and deposits

44,783

53,677

Prepaid expenses and deposits – related party (Note 6)

15,639

11,080

Total Current Assets

709,000

318,827

Intangible asset (Note 3)

111,644

-

Equipment, net (Note 4)

7,629

11,828

TOTAL ASSETS

$      828,273

$

330,655

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

Current Liabilities:

Accounts payable and accrued liabilities

$      108,381

$

138,956

Accounts payable and accrued liabilities - related party (Note 6)

320,391

75,749

Deposits due to customers

980

1,480

Promissory note – related party (Note 6(g))

43,798

50,000

Convertible debentures (Note 5 and 6(j))

240,000

275,000

Total Current Liabilities

713,550

541,185

Accounts payable and accrued liabilities – related party (Note 6)

-

47,476

TOTAL LIABILITIES

$      713,550

$

588,661

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock, $0.001 Par Value: 525,000,000 authorized and

23,450,233 (2016 - 28,750,881) common shares issued and outstanding,

respectively (Note 7(a))

$

23,450

$

28,751

Preferred stock – Series A, $0.001 Par Value: 10,000,000 authorized and

4,565,000 shares issues and outstanding (Note 7(b))

4,565

4,565

Preferred stock – Series B, $0.001 Par Value: 25,000,000 authorized and

13,688,408 (2016 – nil) shares issues and outstanding (Note 7(c))

13,688

-

Warrants reserve

676,964

676,964

Options reserve

952,828

757,524

Additional paid-in capital

5,931,810

4,608,487

Accumulated other comprehensive loss

(10,267)

(9,236)

Accumulated deficit

(7,478,315)

(6,325,061)

Total Stockholders' Equity (Deficiency)

114,723

(258,006)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

(DEFICIENCY)

$      828,273

$

330,655

The accompanying notes are an integral part of these consolidated financial statements

MOBETIZE CORP.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in US dollars)

US $

YEAR ENDED

MARCH 31,

2017

2016

OPERATING REVENUES

Revenues

$

467,417  $

125,934

OPERATING EXPENSES

Depreciation

3,958

3,107

General and administrative

286,013

491,010

General and administrative – related party (Note 6)

100,096

18,986

Investor relations and promotion

62,584

31,881

Investor relations and promotion – related party (Note 6)

20,000

-

Consulting fees

66,192

349,283

Management fees – related party (Note 6)

287,073

568,009

Professional fees

151,831

72,244

Research and development

373,074

586,732

Research and development - related party (Note 6)

112,470

74,227

Total Operating Expenses

1,463,291

2,195,479

(995,874)  $  (2,069,545)

OTHER ITEMS

Loss on settlement of accounts payable (Note 7(c))

(157,380)

-

NET LOSS

$

(1,153,254)  $  (2,069,545)

NET LOSS PER SHARE

Basic and diluted

$

(0.05)  $

(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic and diluted

24,345,413

31,810,036

COMPREHENSIVE LOSS

Net loss

$

(1,153,254)  $  (2,069,545)

Other comprehensive loss:

Cumulative translation adjustment

(1,031)

(6,910)

Comprehensive loss

$

(1,154,285)  $  (2,076,455)

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Stockholders’ Equity (Deficiency)

For the Years Ended March 31, 2016, and 2017

(Expressed in US dollars)

Common

Preferred Stock

Preferred Stock

Accumulated

Stocks

Class A

Class B

Additional

Share

Warrants and

Other

Total

Paid-In

Subscriptions

Options

Accumulated

Comprehensive

Shareholder’s

Number

Value

Number

Value

Number

Value

Capital

Payable

Reserves

Deficit

Loss

Equity

Balance - March 31, 2015

30,185,505   $

30,186

-   $

-

-   $

-   $     4,030,880   $

14,303   $

423,408   $

(4,255,516)   $

(2,326)   $

240,935

Conversion of common to preferred

shares

(4,565,000)

(4,565)

4,565,000

4,565

-

-

-

-

-

-

-

-

Units issued for cash

2,886,149

2,886

-

-

-

-

480,994

-

278,026

-

-

761,906

Share issue costs

-

-

-

-

-

-

(12,122)

-

-

-

-

(12,122)

Valuation of financing warrants on sale

of units

-

-

-

-

-

-

-

-

3,372

-

-

3,372

Exercise of warrants

189,500

189

-

-

-

-

94,561

-

-

-

-

94,750

Warrants issued on exercise of expiring

warrants

-

-

-

-

-

-

(18,255)

-

18,255

-

-

-

Shares issued for services

54,727

55

-

-

-

-

32,429

(14,303)

-

-

-

18,181

Stock-based compensation

-

-

-

-

-

-

-

-

711,427

-

-

711,427

Net loss for the year

-

-

-

-

-

-

-

-

-

(2,069,545)

-

(2,069,545)

Comprehensive loss for the year

-

-

-

-

-

-

-

-

-

-

(6,910)

(6,910)

Balance – March 31, 2016

28,750,881   $

28,751

4,565,000   $

4,565

-   $

-   $     4,608,487   $

-   $

1,434,488   $

(6,325,061)   $

(9,236)   $

(258,006)

Conversion of common to preferred

shares

(5,420,648)

(5,421)

-

-

5,420,648

5,421

-

-

-

-

-

-

Shares issued for cash

-

-

-

-

500,000

500

499,500

-

-

-

-

500,000

Shares issued for intangible asset

-

-

-

-

500,000

500

124,500

-

-

-

-

125,000

Shares issued for services

120,000

120

-

-

50,000

50

44,530

-

-

-

-

44,700

Shares issued to settle accounts payable

-

-

-

-

1,967,760

1,967

313,543

-

-

-

-

315,510

Shares issued to settle promissory note

-

-

-

-

4,650,000

4,650

41,850

-

-

-

-

46,500

Shares issued upon conversion of

convertible debt

-

-

-

-

600,000

600

299,400

-

-

-

-

300,000

Stock-based compensation

-

-

-

-

-

-

-

-

195,304

-

-

195,304

Net loss for the year

-

-

-

-

-

-

-

-

-

(1,153,254,)

-

(1,153,254)

Comprehensive loss for the year

-

-

-

-

-

-

-

-

-

-

(1,031)

(1,031)

Balance – March 31, 2017

23,450,233   $

23,450

4,565,000   $

4,565

13,688,408   $

13,688   $     5,931,810   $

-   $

1,629,792   $

(7,478,315)   $

(10,267)   $

114,723

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

YEAR ENDED

MARCH 31,

2017

2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$

(1,153,254)

$

(2,069,545)

Items not affecting cash :

Amortization of intangible asset

13,356

-

Depreciation expense

3,958

3,107

Interest accrued on accounts payable – related party

2,035

2,913

Loss on settlement of accounts payable

157,380

-

Settlement of shareholder loans adjusted to wages

-

(31,437)

Shares issued for services

44,700

18,181

Stock-based compensation

195,304

711,427

Changes in non-cash working capital:

Accounts receivable

(69,411)

(37,195)

Accounts receivable – related party

-

14,687

Prepaid expenses and deposits

8,894

26,908

Prepaid expenses and deposits – related party

(8,059)

759

Accounts payable and accrued liabilities

103,555

133,136

Accounts payable - related party

219,131

(27,061)

Deposits due to customers

(500)

-

Net cash used in operating activities

(482,911)

(1,254,120)

CASH FLOWS USED IN INVESTING ACTIVITIES

Purchase of computer equipment

-

(1,659)

Net cash used in investing activities

-

(1,659)

CASH FLOWS FROM FINANCING ACTIVITES

Proceeds from sale of common stock and warrant exercise, net of financing costs

-

619,667

Proceeds from sale of common stock and warrant exercise, net of financing costs - related party

-

228,240

Proceeds from sale of preferred stock

500,000

-

Proceeds from related party promissory note, net of prepaid interest

44,188

44,000

Proceeds from convertible debenture, net of prepaid interest

265,000

245,000

Proceeds from shareholder loans, net of repayments

-

22,895

Net cash provided by financing activities

809,188

1,159,802

EFFECT OF EXCHANGE RATE CHANGES ON CASH

(1,180)

(6,581)

NET INCREASE (DECREASE) IN CASH

325,097

(102,558)

CASH - BEGINNING OF YEAR

210,341

312,899

CASH - END OF YEAR

$

535,438

$

210,341

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued upon conversion of convertible debentures

$

300,000

$

-

Shares issued for intangible asset

$

125,000

$

-

Shares issued to settle accounts payable

$

351,510

$

-

Shares issued to settle promissory note – related party

$

46,500

$

-

Shares  issued for services – subscriptions payable

-

14,303

SUPPLEMENTAL DISCLOSURES:

Interest paid

$

37,703

$

-36,000

Income taxes paid

$

-

$

-

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(Expressed in US dollars)

1.    Nature of Operations and Continuance of Business

Mobetize  Corp.  (the  “Company”)  was  incorporated  in  the  state  of  Nevada  on  February  23,  2012,  as

Slavia, Corp. The Company’s  name changed to “Mobetize Corp.”  on August 13, 2013. The Company provides  Fintech  solutions  and  services  to  enable  and  support  the  convergence  of  global  telecom  and financial  services  providers  (“Customers”)  through  its  Global  Mobile  B2B  Fintech  and  Financial

Services  Marketplace  (“Hub”)  in  Canada  and  the  USA.  The  Company’s  activities  are  subject  to significant  risks  and  uncertainties,  including  the  need  to  secure  additional  funding  to  optimize  the

Company’s existing technology before another company develops competitive products.

Going Concern

These  consolidated  financial  statements  have  been  prepared  on  a  going  concern  basis,  which  implies that  the  Company  will  continue  to  realize  assets  and  discharge  liabilities  in  the  normal  course  of business. As  of March  31, 2017,  the  Company has  an accumulated  deficit  of  $7,478,315,  a  history of net  losses  and  a  working  capital  deficiency of  $4,550.  These  factors  raise  substantial  doubt  regarding the  Company’s  ability  to  continue  as  a  going  concern.  The  continuation  of  the  Company  as  a  going concern  is  dependent  upon  continuing  financial  support  from  management,  increasing  sales,  securing debt  or  equity  financing,  cutting  operating  costs,  launching  viable  products,  and  realizing  profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and  classification  of  recorded  asset  amounts  and  classification  of  liabilities  that  might  be  necessary should the Company be unable to continue as a going concern.

2.    Summary of Significant Accounting Policies

a)    Basis of Presentation

These  consolidated  financial  statements  of  the  Company  have  been  prepared  in  accordance  with accounting  principles  generally  accepted  in  the  United  States  (“US  GAAP”)  which  include  the accounts  of  Mobetize  Canada  Inc.,  and  Mobetize  USA  Inc.,  both  of  which  are  wholly-owned subsidiaries  of the Company.  The consolidated  financial  statements  are expressed in U.S.  dollars.

All  significant  intercompany  transactions  and  balances  have  been  eliminated.  The  Company’s fiscal year-end is March 31.

b)    Use of Estimates

The  preparation  of  consolidated  financial  statements  in  conformity  with  US  GAAP  requires management  to  make  estimates  and  assumptions  that  affect  the  reported  amounts  of  assets  and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

The  Company  regularly  evaluates  estimates  and  assumptions  related  to  the  collectability  of accounts  receivable,  revenue  recognition,  fair  value  of  stock-based  compensation,  fair  values  of embedded derivative liabilities of convertible debentures, fair values of shares issued for non-cash

consideration,   and  deferred   income  tax   asset   valuation   allowances.  The   Company  bases  its

estimates  and  assumptions  on  current  facts,  historical  experience  and  various  other  factors  that  it believes to be reasonable  under the circumstances,  the results of which  form the basis  for making judgments about the carrying values  of assets and liabilities and the accrual of costs and expenses that  are  not  readily  apparent  from  other  sources.  The  actual  results  experienced  by  the  Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(Expressed in US dollars)

2.    Summary of Significant Accounting Policies - continued

c)    Cash

The  Company considers all  highly liquid instruments  with  maturity of  three  months  or  less  at  the time of issuance to be cash equivalents. As of March 31, 2017, and 2016, the Company had no cash equivalents.

d)    Accounts Receivable and Allowance for Doubtful Accounts

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts  considered  necessary.  Accounts  receivable  primarily  includes  trade  receivables  from customers.  The  Company  provides  an  allowance  for  its  accounts  receivable  for  estimated  losses that may result from its customers’ inability to pay. At March 31, 2017, the Company had accounts receivable  of  $113,140  (2016  -  $43,729)  and  has  not  recognized  an  allowance  for  doubtful accounts.

e)    Prepaid Expenses and Deposits

The  Company pays  for  some  services  in  advance  and  recognizes  these  expenses as  prepaid  at  the balance sheet date. If certain prepaid expenses extend beyond one-year, those are classified as non-

current assets.

f)    Revenue Recognition

The  Company  recognizes  revenue  from  payment  processing,  licensing  and  the  provision  of professional  services.  Revenue  will  be  recognized  only  when  the  price  is  fixed  and  determinable,

persuasive  evidence  of  an  arrangement  exists,  the  service  has  been  provided,  and collectability is reasonably assured.

g)     Equipment

Equipment is accounted for at cost less accumulated depreciation and includes computer equipment and  office  furniture.  Depreciation  is  computed  using  the  straight-line  method  over  the  estimated useful lives of the assets, which are five years.

h)    Intangible Asset

Intangible  asset  consists  of  a  license  with  a  definite  life  of  two  years  and  is  stated  at  cost  less amortization.  The  asset  is  reviewed  for  impairment  or  obsolescence  when  events  or  changes  in circumstances  indicate  that  the  carrying  amount  may  not  be  recoverable.  If  impaired,  intangible assets are written down to fair value based on discounted cash flows or other valuation techniques.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(Expressed in US dollars)

2.    Summary of Significant Accounting Policies - continued

i)    Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the Company tests long-lived assets or  asset  groups  for  recoverability  when  events  or  changes  in  circumstances  indicate  that  their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally  expected  for  the  acquisition  or  construction  of  the  asset;  current  period  cash  flow  or operating losses combined with a history of losses or a forecast of continuing losses associated with the  use  of  the  asset;  and  current  expectation  that  the  asset  will  more  likely  than  not  be  sold  or disposed  significantly before  the  end  of its  estimated useful  life.  Recoverability is  assessed  based on the carrying amount of  the  asset  and its fair  value, which  is  generally determined  based  on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

j)    Research and Development Costs

The Company incurs research and development costs during the course of its operations and in the provision of revenue generating professional services. The costs are expensed except in cases where development  costs  meet  certain  identifiable  criteria  for  capitalization.  Capitalized  development costs are amortized over the life of the related commercial production.

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

These  subjective  variables  include,  but  are  not  limited  to  the  Company’s  expected  stock  price volatility  over  the  term  of  the  awards,  and  actual  and  projected  employee  stock  option  exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in income (loss) over the requisite service period.

Options  granted to consultants are  valued at  the fair  value of  the equity instruments issued,  or  the fair value of the services received, whichever is more reliably measureable.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(Expressed in US dollars)

2.    Summary of Significant Accounting Policies - continued

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

m)   Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share, which requires  presentation  of  basic  and  diluted  loss  per  share  (“LPS”)  on  the  face  of  the  income statement.  Basic  LPS  is  computed  by  dividing  net  loss  available  to  common  shareholders  and

preferred   shareholders   (numerator)   by   the   weighted   average   number   of   shares   outstanding

(denominator) during the period. Diluted LPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted  method.  In  computing diluted  LPS, the  average stock price  for the  period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted  LPS  excludes  all  dilutive  potential  shares  if  their  effect  is  anti-dilutive.  Due  to the  continued  losses  in  the Company,  all  convertible  instruments,  stock  options, and  warrants  are considered  anti-dilutive.  Consequently,  as  of  March  31,  2017,  the  Company  has  nil  (2016  –  nil)

potentially dilutive shares.

n)    Comprehensive Loss

ASC   220,   Comprehensive   Income,   establishes   standards   for   the   reporting   and   display   of

comprehensive loss and its components in the consolidated financial statements.

o)    Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expense

in   the   accompanying   financial   statements.   The   Company   incurred   $9,565   and   $84,826   in

advertising costs for the years ended March 31, 2017 and 2016, respectively.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(Expressed in US dollars)

2.  Summary of Significant Accounting Policies - continued

p)    Financial Instruments/Fair Value

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

Financial  instruments  consist  principally  of  cash,  accounts  receivable,  accounts  payable  and

accrued   liabilities,   accounts   payable   and   accrued   liabilities   –   related   party  deposits   due   to

customers, promissory note, related party,  and convertible debentures. Pursuant to ASC 820,  Fair

Value Measurements and Disclosures, and ASC 825, Financial Instruments, the fair value of cash is  determined  based  on  “Level  1”  inputs,  which  consist  of  quoted  prices  in  active  markets  for identical assets.

Financial  assets  and  financial  liabilities  are  recognized  at  fair  value  on  their  initial  recognition,

except  for  those  arising  from  certain  related  party  transactions  which  are  accounted  for  at  the transferor’s carrying amount or exchange amount.

The recorded values of all other financial instruments approximate their current fair values because of  their  nature  and  respective  short-term  maturity  dates  and  current  market  rates  for  similar instruments. The  Company  is  exposed  to credit  risk  through  its  cash  and  accounts  receivable,  but mitigates this risk by keeping deposits  at major  financial institutions and advancing credit  only to bona fide creditworthy entities. The maximum amount of credit risk is equal to the carrying amount of these instruments.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(Expressed in US dollars)

2.    Summary of Significant Accounting Policies - continued

q)    Embedded Conversion Features

The  Company  evaluates  embedded  conversion  features  within  convertible  debt  under  ASC  815,

Derivatives  and  Hedging,  to  determine  whether  the  embedded  conversion  feature(s)  should  be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in income (loss). If the conversion feature does not require derivative treatment under  ASC 815, the  instrument  is evaluated under  ASC  470-20,  Debt  with Conversion  and Other

Options, for consideration of any beneficial conversion feature.

r)    Derivative Financial Instruments

The  Company  does  not  use  derivative  instruments  to  hedge  exposures  to  cash  flow,  market,  or

foreign   currency   risks.   The   Company   evaluates   all   of   its   financial   instruments,   including

convertible debentures, stock purchase warrants and stock options, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.

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

MOBETIZE CORP.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(Expressed in US dollars)

2.  Summary of Significant Accounting Policies - continued

u)    Foreign Currency

The  functional  and  reporting  currency of  the  Company  and  its  subsidiary,  Mobetize  USA  Inc.,  is the United States Dollar (“U.S. Dollars”). The functional currency of the Company’s international subsidiary, Mobetize Canada Inc., is the Canadian dollar. The Company translates the consolidated financial  statements  of  this  subsidiary  to  U.S.  dollars  in  accordance  with  ASC  740,  Foreign

Currency  Translation  Matters,  using  period-end  rates  of  exchange  for  assets  and  liabilities,  and average rates for the annual period are derived from daily spot rates for revenues and expenses.

Translation gains and losses are recorded in accumulated other comprehensive loss as a component of  stockholders’  equity  (deficiency).  The  Company  has  not,  to  the  date  of  these  consolidated financial  statements,  entered  into  derivative  instruments  to  offset  the  impact  of  foreign  currency fluctuations.

v)    Recently Adopted Accounting Standards

In June 2014, Accounting Standards Update (“ASU”) guidance was issued to resolve the diversity of  practice  relating  to  the  accounting  for  stock  based  performance  awards  that  the  performance target  could  be  achieved  after  the  employee  completes  the  required  service  period.  The  update  is effective  prospectively  or  retrospectively  for  annual  reporting  periods  beginning  after  December

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

MOBETIZE CORP.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(Expressed in US dollars)

2.    Summary of Significant Accounting Policies - continued

w)   Recent Accounting Pronouncements

In  May 2014,  the  FASB  issued  ASU  No.  2014-09,  Revenue  from  Contracts  with  Customers.  The new standard  provides a  five-step  approach  to be  applied to  all contracts  with  customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15,  2017, including interim periods and is to be  retrospectively

applied.   Early  application   is   permitted   only  as   of   annual   reporting  periods   beginning  after

December 15, 2016, including interim reporting periods within that reporting period. The Company is  currently  evaluating  this  guidance  and  the  impact  it  will  have  on  its  consolidated  financial statements.

In November 2015, an ASU was issued to simplify the presentation of deferred income taxes.  The amendments in this ASU require that deferred tax liabilities and assets be classified as non-current on the balance sheet as compared to the current requirements to separate deferred tax liabilities and

assets  into  current  and  non-current  amounts.   This  ASU  is  effective  for  annual  periods  beginning

after December 15, 2016, including interim periods within those annual periods. Earlier application is permitted.  This ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718):

Improvements   to   Employee   Share-Based   Payment   Accounting,   to   reduce   complexity   in   the

accounting  for  employee  share-based  payment  transactions.   One  of  the  simplifications  relates  to

forfeitures  of  awards.   Under  current  GAAP,  an  entity  estimates  the  number  of  awards  for  which the requisite service  period is expected to  be  rendered and base the accruals  of compensation cost

on  the estimated  number  of  awards  that  will  vest.   This  ASU  permits an  entity to make  an  entity-

wide accounting policy election either to estimate the number of forfeitures expected to occur or to

account  for  forfeitures  in  compensation  cost  when  they  occur.   This  ASU  is  effective  for  annual

periods beginning after December 15, 2016, including interim periods within those annual periods.

Earlier application is permitted.  The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(Expressed in US dollars)

2.    Summary of Significant Accounting Policies - continued

w)   Recent Accounting Pronouncements - continued

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s

Ability  to  Continue  as  a  Going  Concern  (ASU  2014-15),  which  amends  Accounting  Standards

Codification  (ASC)  Subtopic  205-40  to  provide  guidance  about  management’s  responsibility  to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. Specifically, the amendments (1) provide a definition of the term

“substantial  doubt,”  (2)  require  an  evaluation  every  reporting  period,  (3)  provide  principles  for considering  the  mitigating  effect  of  management’s  plans,  (4)  require  certain  disclosures  when substantial  doubt  is  alleviated  as  a  result  of  consideration  of  management’s  plans,  (5)  require  an express statement and other disclosures when substantial doubt is not alleviated and (6) require an assessment  for  a period of one  year  after the  date that financial statements are  issued. ASU  2014-

15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods  thereafter.  The  Company  does  not  expect  this  standard  to  have  a  material  impact  on  its consolidated financial statements and disclosures.

a)    Reclassifications

Certain comparative figures have been reclassified to conform to the current year's  presentation.

3.    Intangible Asset

On  January  12,  2017,  the  Company  entered  into  a  Gateway  License  Agreement  and  Joint  Venture

Agreement  (“Joint  Venture”)  with  CPT  Secure,  Inc.  (“CPT”),  a  company controlled  by a  shareholder of the Company to further develop certain payment processing technology (“CPT IP”) on a 50/50 basis.

Additionally,  the  Company and CPT  have  agreed to jointly form  a Joint Venture company (“JV  Co”)

registered  in  British  Columbia.  In  connection  with  the  Joint  Venture,  the  Company  issued  500,000

Series B  Preferred  Shares with  a  fair  value of  $125,000  to CPT  in consideration  for  the license  to the

CPT  IP  which  will  be  contributed  to  the  JV  Co.  The  license  to  the  CPT  IP  has  a  term  to  January  11,

2019,  and can  be  automatically renewed  for successive two  year  periods unless either party elects not to renew 60 days prior to expiration. During the year ended March 31, 2017, the Company recognized amortization of $13,356 on the license, which has been included in research and development expense.

JV Co was incorporated subsequent to March 31, 2017 (Note 14)

4.    Property and Equipment

Equipment, net consisted of the following:

March 31, 2017

March 31, 2016

Computer equipment

$

14,421    $

14,787

Furniture

1,174

1,204

Total

15,595

15,991

Less: accumulated amortization

7,966

4,163

Equipment, net

$

7,629    $

11,828

During  the  year  ended  March  31,  2017,  equipment  cost  decreased  by  $241  (2016  -  $1,778),  and accumulated amortization was impacted by $155 (2016 - $21), as a result of foreign currency translation adjustments.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(Expressed in US dollars)

5.    Convertible Debentures

Principal

Principal

March 31,

March 31,

Date of issuance

2017

2016

Interest

Maturity

March 2016(1)

$

-     $

275,000

12% per annum

March, 2017

July 25, 2016(2)

$

-     $

-

12% per annum

July 25, 2017

November 21, 2016(3)

$

40,000     $

-

6% per annum      November 21, 2017

January 27, 2017(4)

$

125,000     $

-

12% per annum

January 27, 2018

January 30, 2017(5)

$

75,000     $

-

12% per annum

January 30, 2018

$

240,000     $

275,000

(1)    March, 2016 Issuance - $275,000:

     Issued net of $30,000 of prepaid interest, noting that $3,000 of prepaid interest was paid by the

Company to one convertible debenture holder during the year ended March 31, 2017.

     The conversion feature was exercisable at the option of the holder (“Conversion Feature”). The

Conversion Feature enabled the holder to convert any portion of their outstanding Convertible

Debenture principal balance into common shares at a variable and discounted conversion price

(“Conversion Price” - see below) after 180 days from issue date, but no later than the maturity date.

     The  Conversion  Feature  was  subsequently  amended  to  permit  conversion  into  shares  of  the

Company’s  Series  B  Preferred  Shares  at  $0.50  per  share  rather  than  into  shares  of  common stock.

     The  Conversion  Feature  represented  an  embedded  contingent  redemption  feature  and  was accounted  for  as  a  derivative.  The  fair  value  of  the  contingent  redemption  feature  was immaterial and therefore not recognized at inception, and at March 31, 2016.

     On  January 20,  2017,  the Company issued  550,000  Series B  Preferred  Shares  pursuant  to  the

conversion   of   $275,000   of   the   convertible   debenture   in   accordance   with   the   modified

conversion terms which were agreed to on that date.

(2)    July 25, 2016 Issuance - $25,000:

     Issued net of $3,000 of prepaid interest, based on an interest rate of 12% per annum.

     The conversion feature was exercisable at the option of the holder (“Conversion Feature”). The

Conversion Feature enabled the holder to convert any portion of their outstanding Convertible

Debenture principal balance into common shares at a variable and discounted conversion price after 180 days from issue date, but no later than the maturity date.

     The  Conversion  Feature  was  subsequently  amended  to  permit  conversion  into  shares  of  the

Company’s  Series  B  Preferred  Shares  at  $0.50  per  share  rather  than  into  shares  of  common stock.

     The  Conversion  Feature  represented  an  embedded  contingent  redemption  feature  and  was accounted  for  as  a  derivative.  The  fair  value  of  the  contingent  redemption  feature  was immaterial and therefore not recognized at inception.

     On  January  20,  2017,  the  Company  issued  50,000  Series  B  Preferred  Shares  pursuant  to  the conversion of $25,000 of the convertible debenture in accordance with the modified conversion terms which were agreed to on that date.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(Expressed in US dollars)

5.    Convertible Debentures – continued

(3)    November 21, 2016 Issuance- $40,000:

     Issued net of $2,400 of prepaid interest, based on an interest rate of 12% per annum.

     Of  the $40,000 Convertible Debentures,  $20,000 is  owed  to a  director  of the Company (Note

6(j)).

     The  conversion  feature  is  exercisable  at the option  of  the  holder (“Conversion Feature”).  The

Conversion Feature enables the holder to convert any portion of their outstanding Convertible

Debenture principal balance into Series B Preferred Shares at $0.25 per share on or after May

20, 2017, but no later than the maturity date.

     The Company has evaluated whether separate financial instruments with the same terms as the

conversion   features   above   would   meet   the   characteristics   of   a   derivative   instrument   as

described  in  paragraphs  ASC   815-15-25.  The  terms  of  the  contracts  do  not   permit  net

settlement, as the shares delivered upon conversion are not readily convertible to cash. As the conversion features would not  meet the characteristics of a derivative instrument as described in  paragraphs  ASC  815-15-25,  the  conversion  features  are  not  required  to  be  separated  from the host instrument and accounted for separately. As a result, at March 31, 2017, the conversion feature would not meet derivative classification.

(4)    January 27, 2017 Issuance - $125,000:

     Issued net of $15,000 of prepaid interest,  based on an interest rate of 12% per annum.

     The  conversion  feature  is  exercisable  at the option  of  the  holder (“Conversion Feature”).  The

Conversion Feature enables the holder to convert any portion of their outstanding Convertible

Debenture principal  balance  into  Series B Preferred Shares at  $0.50 per  share on or after July

26, 2017, but no later than the maturity date.

     The Company has evaluated whether separate financial instruments with the same terms as the

conversion   features   above   would   meet   the   characteristics   of   a   derivative   instrument   as

described  in  paragraphs  ASC   815-15-25.  The  terms  of  the  contracts  do  not   permit  net

settlement, as the shares delivered upon conversion are not readily convertible to cash. As the conversion features would not  meet the characteristics of a derivative instrument as described in  paragraphs  ASC  815-15-25,  the  conversion  features  are  not  required  to  be  separated  from the host instrument and accounted for separately. As a result, at March 31, 2017, the conversion feature would not meet derivative classification.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(Expressed in US dollars)

5.    Convertible Debentures – continued

(5)    January 30, 2017 Issuance - $75,000:

     Issued net of $9,000 of prepaid interest, based on an interest rate of 12% per annum.

     The $75,000 Convertible Debentures is owed to a Director of the Company (Note 6(j)).

     The  conversion  feature  is  exercisable  at the option  of  the  holder (“Conversion Feature”).  The

Conversion Feature enables the holder to convert any portion of their outstanding Convertible

Debenture  principal  balance  into  Series B  Preferred  shares  at  $0.50  per  share  on or  after  July

29, 2017, but no later than the maturity date.

     The Company has evaluated whether separate financial instruments with the same terms as the

conversion   features   above   would   meet   the   characteristics   of   a   derivative   instrument   as

described  in  paragraphs  ASC   815-15-25.  The  terms  of  the  contracts  do  not   permit  net

settlement, as the shares delivered upon conversion are not readily convertible to cash. As the conversion features would not  meet the characteristics of a derivative instrument as described in  paragraphs  ASC  815-15-25,  the  conversion  features  are  not  required  to  be  separated  from the host instrument and accounted for separately. As a result, at March 31, 2017, the conversion feature would not meet derivative classification.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(Expressed in US dollars)

6.    Related Party Transactions

Year ended March 31,

Transactions with related parties

2017

2016

(a)    Transactions incurred with the CEO or companies controlled by the

CEO:

Management fees

$

121,370      $

120,000

Management fees – Stock-based compensation

27,971

112,054

Research and development

112,470

74,227

General and administrative

19,004

1,533

Conversion of promissory note(1)

46,500

-

Advances – applied to private placement(2)

-

40,741

$

327,315      $

348,555

(b)    Transactions incurred with the former CFO’s or a company

controlled by a former CFO:

Management fees

$

7,110      $

-

Management fees – Stock-based compensation

-

76,346

General and administrative

69,231

1,380

General and administrative – Stock-based compensation

-

16,073

Advances – applied to private placement(2)

-

137,000

$

76,341      $

230,799

(c)    Transactions incurred with the Chairman of the Company

Management fees  (3)

$

33,000      $

-

Management fees – Stock-based compensation

69,730

202,656

$

102,730      $

202,656

(d)    Transactions incurred with a Director of the Company

Management fees – Stock-based compensation

$

27,892      $

56,953

General and administrative – Interest on convertible debenture

11,861

-

$

39,753      $

56,953

(e)    Transactions incurred with a shareholder of the Company

Investor relations and promotion

$

20,000      $

-

Acquisition of intangible asset (Note 3)

125,000

-

$

145,000      $

-

(f)    Amounts owed to  the former CFO:

Accounts payable and accrued liabilities(4)

$

18,346

$

5,943

(g)    Amounts owed to companies controlled by the CEO:

Accounts payable and accrued liabilities(4)

$

275,687

117,282

Promissory note – June 2, 2017(5)

25,000

-

Promissory note – July 11, 2017(6)

18,798

-

Promissory note – February 14, 2017(7)

-

50,000

$

319,485

$

167,282

(h)    Amounts owed to the Chairman of the Company(4)

$

9,000

$

-

(i)     Amounts prepaid to a company controlled by the CEO

Prepaid interest on promissory notes

$

2,461

$

5,241

(j)    Amounts owed to a Director of the Company

Convertible debenture – matures March 21, 2017 (Note 5(1))

$

-

$

50,000

Convertible debenture – matures July 21, 2017 (Note 5(2)))

-

-

Convertible debenture – matures November 21, 2017 (Note 5(3)))

20,000

-

Convertible debenture – matures January 30, 2018 (Note 5(5)))

75,000

-

$

95,000

$

50,000

(k)    Amounts prepaid to a Director of the Company

Prepaid interest on convertible debentures

$

13,178

$

5,839

(l)     Amounts owed to a shareholder of the Company

Accounts payable and accrued liabilities(4)

$

17,358

$

-

MOBETIZE CORP.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(Expressed in US dollars)

6.    Related Party Transactions – continued

(1)    The promissory note was comprised of $50,000 principal, offset by $3,500 of prepaid interest. The promissory  note  was  converted  into  4,650,000  Series  B  preferred  shares  of  the  Company  (Note

7(c)).

(2)    The  advances  from  the  CEO  and  former  CFO  were  later  used  as  a  subscription  to  a  private placement which included subscriptions by the CEO, former CFO and direct family members.

(3)    On July 15, 2016 the Chairman was compensated $24,000. On July 1, 2016, the Company entered into  an  agreement  with  the  Company’s  Chairman  where  the  Chairman  would  provide  services  to the Company at a monthly rate of $1,000 for a period of two years ending on June 30, 2018.

(4)    Included in accounts payable to the former CFO and amounts owed to companies controlled by the

CEO at March 31, 2017, is $36,000 (2016 - $36,000) and $40,000 (2016 - $40,000), respectively,

in accrued wages  which bear interest at prime plus  1.5%. At March 31, 2017, the Company owed accrued  interest  on  the  accrued  wages  of  $3,210  (2016  -  $1,380)  and  $3,567  (2016  -  $1,533),

respectively. At March 31, 2017, accounts payable to the former CFO is offset by $35,074 (2016 -

$31,437) due from the former CFO for advances. All other accounts payable and accrued liabilities due to the former CFO and companies controlled by the CEO of $14,210 (2016 - $nil) and $232,120

(2016 - $75,749), respectively, are unsecured and due on demand.

(5)    The  promissory note  maturing  on  June  2,  2017,  was  issued  with  a  twelve-month  term,  comprises

$25,000  principal,  and  bears  interest  at  12%  per  annum.  The  principal  balance  includes  prepaid interest of $3,000.

(6)    The promissory note maturing on July 11, 2017,  was issued with a twelve-month term, comprises

$18,798  (CAD  $25,000)  principal,  and  bears  interest  at  12%  per  annum.  The  principal  balance includes prepaid interest of $2,256 (CAD $3,000).

(7)    The  promissory  note  maturing  on  February  14,  2017,  was  issued  with  a  twelve-month  term,

comprised $50,000  principal, and bore interest  at 12% per annum. The principal balance included prepaid interest  of $6,000. This  promissory note  was  converted into  4,650,000 Series B  preferred shares of the Company (Note 7 (c)).

MOBETIZE CORP.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(Expressed in US dollars)

7.    Common Stock and Preferred Stock

a)    Issuance of Common Stock:

For the Year-ended March 31, 2016

▪    On June 10, 2015, the Company issued 184,500 shares of common stock at $0.50 per share for proceeds of $92,250 upon the exercise of warrants.

▪    On August 15, 2015, the Company issued 5,000 shares of common stock at $0.50 per share for proceeds of $2,500 upon the exercise of warrants.

▪    On September 1, 2015, the Company closed a private placement under which it sold 2,724,668 units  for  $0.25  per  unit  for  gross  proceeds  of  $681,167,  which  were  exclusively  offered  to subscribers  of  previous  $0.75  private  placements.  Each  unit  consists  of  one  share  of  the

Company’s  common  stock  and  one  half-warrant.  The  1,362,332  warrants  are  exercisable  at

$1.00 per share, are valid for three years from the date of issue, and have a fair value of $262,470.

$8,750  cash  financing  fees  and  17,500  financing  warrants  with  a  fair  value  of  $3,372  were incurred with this private placement.

▪    On  September  1,  2015,  the  Company  closed  a  private  placement  under  which  it  sold  161,481 units  for  $0.50  per  unit  for  gross  proceeds  of  $80,739.  Each  unit  consists  of  one  share  of  the

Company’s  common stock and one  half-warrant, and have  a fair value of $15,566. The  80,740 warrants  are  exercisable  at  $1.00  per  share,  are  valid  for  three  years  from  the  date  of  issue.

Neither financing fees nor financing warrants were payable with this private placement.

▪    On  February  4,  2016,  the  Company  converted  4,565,000  shares  of  common  stock  held  by  the

CEO of the Company into 4,565,000 Series A Preferred Shares.

▪    On March 31, 2016, the Company issued 54,727 shares of common stock at $0.001 per share to settle  $32,484  of  services  payable  in  shares  of  common  stock,  of which  $14,303 was  included in share subscriptions receivable at March 31, 2015.

For the Year-ended March 31, 2017

▪    On  August  1,  2016,  the  Company  issued  120,000  shares  of  common  stock  at  $0.06  per  share totaling  $7,200  as  bonus  shares  to  the  former  CFO  of  the  Company,  recorded  as  general  and administrative related party expenses.

b)    Authorization and Issuance of Series A Preferred Shares:

For the Year-ended March 31, 2016

▪    During  the  year  ended  March  31,  2016,  the  Company  authorized  the  issuance  of  250,000,000 shares of preferred stock with a par value of $0.001 per share and designated 10,000,000 of the preferred  stock  as  Series  A  preferred  shares  (“Series  A  Preferred  Shares”).  The  Series  A

Preferred  Shares  have  the  same  rights  and  privileges  as  the  common  stock,  with  the  exception that  the  Series  A  Preferred  Share  holder  has  10  votes  per  Series  A  Preferred  Share  versus  one vote per share of common stock and does not have the right to sell the shares for a period of two years from the date of issue.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(Expressed in US dollars)

7.    Common Stock and Preferred Stock – continued

c)    Authorization and Issuance of Series B Preferred Shares:

For the Year-ended March 31, 2017

▪    During  the  year  ended  March  31,  2017,  the  Company  designated  25,000,000  shares  of  the authorized preferred stock as Series B preferred shares (“Series B Preferred Shares”). The Series

B Preferred Shares have the same rights and privileges as the common stock, with the exception that  the  Series  B  Preferred  Shares  have  an  anti-dilution  provision  and  the  Series  B  Preferred

Share holder does not have the right to convert Series B Preferred Shares into shares of common stock for a period of two years from the date of issue.

▪    On June 2, 2016, the Company converted 4,081,481shares of common stock held by a company controlled  by  the  CEO  into  4,081,481  Series  B  Preferred  Shares,  300,000  shares  of  common stock  held  by  the  Company’s  Chairman  and  Director  into  300,000  Series  B  Preferred  Shares,

and  1,039,167  shares  of  common  stock  held  by the  Company’s  Director  into  1,039,167  Series

B Preferred Shares.

▪    On  July 15,  2016,  the  Company  issued  200,000  Series  B  Preferred  Shares  with  a  fair  value  of

$0.15 per share to settle $30,000 in services payable.

▪    On July 15, 2016, the Company issued 1,300,000 Series B Preferred Shares with a fair value of

$0.15  per  share  to  a  company  controlled  by  a  Chairman  of  the  Company  to  settle  $24,000  in services payable. The excess fair value of $171,000 is recorded within additional paid-in capital

▪    On July 15, 2016, the Company issued 4,650,000 Series B Preferred Shares with a fair value of

$0.15  per  share to  a  company controlled  by the  Company’s  CEO to  settle  $46,500  (Note 6(a))

in  an  outstanding  promissory  note,  which  included  a  principal  of  $50,000  less  prepaid  interest of $3,500. The excess fair value of $651,000 is recorded within additional paid-in capital.

▪    On December 1, 2016, the Company issued 275,000 Series B Preferred Shares with a fair value of  $0.25  per  share  to  a  consultant  of  the  Company  to  settle  $27,500  in  amounts  owing  for services provided, resulting in a loss on settlement of debt of $141,250.

▪    On January 12, 2017, the Company issued  500,000 Series B  Preferred Shares with a fair value of $0.25 per share to acquire a license from CPT Secure, Inc. (Note 3).

▪    On  January  20,  2017,  the  Company  issued  600,000  Series  B  Preferred  Shares  pursuant  to  the modification and immediate conversion of $300,000 of convertible debentures (Note 5).

▪    On February 23,  2017,  the Company issued 25,000 Series B  Preferred Shares with a fair value of $0.50 per share as incentive shares upon signing of an advisory services agreement, recorded within consulting fees.

▪    On March 13, 2017, the Company issued 50,000 Series B Preferred Shares with a fair  value of

$1.00 per share to a vendor pursuant to the settlement of $12,500 in accounts payable, resulting in a loss on settlement of debt of $25,000.

▪    On March 14, 2017, the Company issued 25,000 Series B Preferred Shares with a fair  value of

$1.00  per  share  as  incentive  shares  upon  signing  of  an  advisory  services  agreement  recorded within consulting fees.

▪    On  March  16,  2017,  pursuant  to  an  agreement  signed  on  March  9,  2017  the  Company  issued

500,000 Series B Preferred Shares at $1.00 for gross proceeds of $500,000.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(Expressed in US dollars)

7.    Common Stock and Preferred Stock – continued

c)    Authorization and Issuance of Series B Preferred Shares - continued:

▪    On March 30, 2017, the Company issued 127,760 Series B Preferred Shares with a fair value of

$1.00 per share to a vendor pursuant to the settlement of $31,940 in accounts payable, resulting in a loss on settlement of debt of $95,820.

▪   On March 31, 2017, the Company issued 15,000  Series B Preferred Shares  with a fair value of

$1.00 per share to a vendor pursuant to the settlement of $32,190 in accounts payable, resulting in a gain on settlement of debt of $17,190.

8.    Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

Weighted

average exercise

Number of

price

warrants

$

Balance, March 31, 2015

1,581,084

0.90

Issued

1,555,322

1.00

Exercised

(189,500)

0.50

Expired

(310,500)

0.50

Balance, March 31, 2016 and 2017

2,636,406

1.04

On  July  15,  2015,  94,750  warrants  were  issued  with  an  exercise  price  of  $1.00  and  a  three  year  term ending September  1,  2018 to  holders of the  September 3,  2013,  warrants  who  had exercised a total  of

189,500  warrants  during  the  six  months  ended  September  30,  2015,  prior  to  the  expiry  date  of

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

As at March 31, 2017, the following share purchase warrants were outstanding:

Number of warrants

Exercise price

outstanding

$

Expiry date

694,414

1.00

June 24, 2018

386,670

1.25

December 10, 2018

1,555,322

1.00

September 1, 2018

2,636,406

MOBETIZE CORP.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(Expressed in US dollars)

9.    Stock Options

The Company has adopted a Stock Option Plan (“Stock Option Plan”) which permits the Company to issue stock options for up to 3,000,000 common shares of the Company to directors, officers, employees and consultants of the Company with a maximum term of 5 years, exercise prices equal to the minimum fair  market  value  per  common  share  on  the  date  of  grant,  and  a  vesting  schedule  determined  by  the

Board of Directors at the time of granting the options.

The following table summarizes the continuity of stock options:

Weighted

average exercise

Number of

price

stock options

$

Balance, March 31, 2015

57,291

1.25

Issued

2,630,000

0.60

Expired

(36,000)

0.65

Cancelled

(270,029)

0.74

Balance, March 31, 2016

2,381,262

0.60

Expired

(288,539)

0.60

Cancelled

(72,723)

0.60

Outstanding, March 31, 2017

2,020,000

0.60

Exercisable, March 31, 2017

1,563,000

0.60

As at March 31, 2017, the following share purchase options were outstanding:

Exercise

Number of options

Number of options

price

outstanding

vested

$

Expiry date

2,020,000

1,563,000

0.60

September 30, 2020

The options are measured using the Black Scholes method, which included a dividend yield of nil, risk-

free interest rate of 0.68%, expected volatility of 76.7%, expected term of 5 years and weighted average grant date fair value of $0.40 per share. Volatility is based on the historical volatility of the Company’s common stock.

During  the  year  ended  March  31,  2017,  $195,304  (2016  -  $711,427)  in  stock-based  compensation expense was recorded and allocated amongst general and administrative, consulting fees, management fees, and research and development expenses. The intrinsic value of the options was $nil at March 31,

2017, and 2016.

10.  Concentration of Risk

Revenues  are  currently  generated  through  licensing,  professional  services,  and  payment  processing services  provided  by Mobetize  to  our  existing customers.  During the  year  ended March  31,  2017,  the

Company had revenues from five customers (2016 – revenues from five customers) with 56% (2016 –

75%) of revenues generated from the Company’s largest customer. At March 31, 2017, the Company’s accounts  receivable  is  concentrated  and  due  from  five  customers  (2016  –  three  customers)  with  61%

(2016 – 69%) of accounts receivable due from the Company’s largest customer.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(Expressed in US dollars)

11.  Contingencies and Commitment

a)    The Company has an obligation under a rental lease for its operating office. As of March 31, 2017,

the  remaining  term  of  the  lease  is  21  months  with  monthly  payments  of  $4,995.  The  Company’s lease includes a renewal option.

b)    The Company received a Citation and Notice of Assessment dated October 14, 2016, that Stephen

J.  Fowler  (“Fowler”),  a  former  director  and  chief  financial  officer,  had  initiated a  complaint  with the State of Washington Department of Labor and Industries for amounts allegedly due to him for unpaid  wages  of  $45,000  in  wages  in  addition  to  assessed  interest  of  $3,368,  and  a  penalty  of

$4,500.  An appeal presented by the Company alleged that the calculation of amounts due to Fowler was  incorrect  and  that  he  had  improperly  obtained  shares  of  its  common  stock.  A  hearing  before the  Office  of  Administrative  Hearings  has  not  been  set.  See  Note  6  (f)  for  amounts  recorded  as owed to Fowler.

The Company received a Notice of Civil Claim dated April 26, 2017, filed in the British Columbia

Supreme  Court  by  Fowler,  naming  the  Company  and  its  three  present  directors  as  defendants.

Fowler asserts claims against Mobetize for unpaid expenses, and breach of contract.  He also asserts

claims   breach   of   contract,   breach   of   fiduciary  duty,   misrepresentation   and  conspiracy.   The

Company  has  advanced  its  own  counterclaims  against  Fowler,  including  fraudulent  or  negligent misrepresentation, breach of fiduciary duty,  negligence and unjust enrichment. On June 23, 2017,

Mobetize filed its response to Fowler’s  claims  and its own  counterclaims against Fowler. No trial date has been set.

The Company received a Complaint dated May 12, 2017, filed in the Second Judicial District Court of  the  State  of  Nevada,  by  Fowler  naming  the  Company  and  its  three  present  directors  as defendants.  The  Nevada  action  concerns  substantially  the  same  facts  and  seeks  substantially  the same  relief  as  Fowler’s  British  Columbia  action.  On  June  23,  2017,  Mobetize  filed  a  Motion  to

Dismiss or in the alternative, an Application for Preliminary Injunction to either dismiss or stay the

Complaint. No trial date has been set.

c)    The Company received a Complaint dated May 3, 2017, filed in Eight Judicial District Court of the

State  of  Nevada  by Cary Fields (“Fields”)  naming the Company and  its  three  present  directors  as defendants, to obtain a preliminary injunction to enjoin a consolidation of the Company’s common stock,  and seek damages for  breach of fiduciary duty,  conversion and unjust enrichment. On May

18, 2017, after due consideration, the court denied Fields application and determined not to grant a temporary injunction. The court did not rule on the question of alleged damages to Fields. No trial date has been set.

12.  Segment Information

The  Company  has  a  single  operating  segments  located  in  Canada  and  the  United  States  of  America

(“USA”). Revenues are generated in Canada and the USA while all assets are located in Canada. During the  year  ended  March  31,  2017,  the  Company  generated  revenue  of  $197,226  (CDN$258,862)  in

Canada and $270,191 in the USA. The costs incurred to generate this revenue is expensed as research and development.  At March 31, 2017, the total assets held in Canada were $194,475 (2016 - $49,552),

and in the USA were $633,798 (2016 - $281,103).

MOBETIZE CORP.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(Expressed in US dollars)

13.  Income Taxes

At March 31, 2017, the Company had no deferred tax assets.

During  the  year  ended  March  31,  2017,  the  Company  incurred  a  federal  operating  non-capital  losses

(“non-capital  loss)  of  approximately  $750,000  (2016  -  $1,305,000).  As  at  March  31,  2017,  the

Company’s cumulative losses totaled $4,708,000 (2016 - $3,957,000).

The  non-capital  loss  amounting to  $750,000  (2016  -  $1,305,000)  was  comprised  of  $273,000  (2016  -

$639,000)  occurring  within  the  State  of  Washington,  USA,  and  $477,000  (2016  -  $666,000)  of  the

losses  occurring  within  the  Province  of  British  Columbia,  Canada.  The  Company’s  net  loss  of

$1,153,254 is comprised of losses occurring in the USA of $669,714, and $483,540 occurring in Canada.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended March 31, 2017, and 2016, is summarized as follows:

2017

2016

$

$

Loss before income taxes

(1,153,254)

(2,069,545)

Income tax recovery at statutory rates

(300,000)

(662,000)

Permanent differences

137,000

257,000

Temporary differences

211,000

520,000

Change in statutory, foreign tax, foreign exchange rates and other

(48,000)

(115,000)

Income tax expenses

–

–

The  valuation  allowance  for  deferred  tax  assets  as  of March  31,  2017,  and  2016,  was  $1,479,000  and

$1,323,000, respectively,  which will begin to expire in 2033. In assessing the recovery of the deferred tax  assets,  management  considers  whether  it  is  more  likely  than  not  that  some  portion  or  all  of  the deferred  tax  assets  will  be  realized.  The  ultimate  realization  of  deferred  tax  assets  is  dependent  upon the  generation  of  future  taxable  income  in  the  periods  in  which  those  temporary  differences  become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable  income,  and  tax  planning  strategies  in  making  this  assessment.  As  a  result,  management determined  it  was  more  likely  than  not  the  deferred  tax  assets  would  not  be  realized  as  of  March  31,

2017, and 2016, and maintained a full valuation allowance.

The  unrecognized  deferred  tax  assets  include  tax  losses  and  difference  between  the  carrying  amount and tax basis of the following items.

2017

2016

$

$

Deferred tax assets:

Non-capital losses available for future periods

1,478,000

1,323,000

Property and equipment

1,000

–

Valuation allowance

(1,479,000)

(1,323,000)

Deferred income taxes recovered

–

–

MOBETIZE CORP.

Notes to Consolidated Financial Statements

March 31, 2017 and 2016

(Expressed in US dollars)

13.  Income Taxes - continued

The Company has non-capital losses available to offset future taxable income as follows:

Year of expiry

Canada

USA

$

$

2033

-

353,000

2034

-

554,000

2035

305,000

1,439,000

2036

666,000

639,000

2037

48,000

272,000

1,019,000

3,257,000

14.  Subsequent Events

The  Company  evaluated  its  March  31,  2017,  consolidated  financial  statements  for  subsequent  events through the date the  consolidated  financial statements were  issued.  The Company is  not  aware  of  any

subsequent   events   which   would   require   recognition   or   disclosure   in   the   consolidated   financial

statements except as disclosed below.

a)    The Company continues to seek recovery of  578,733 common  shares and 101,726 share  purchase warrants  issued  as  an  overpayment  to  Fowler,  the  Former  CFO  of  the  Company  for  consulting services and settlement of expenses and liabilities (Note 11).

b)    On April 7, 2017, those stockholders with a majority of the outstanding approved the  consolidation of  the Company’s issued and outstanding common shares on a one for one hundred (1/100) basis,

amend  the  Company’s  Articles  of  Incorporation  to  decrease  the  number  of  authorized  shares  of common  stock  from  five  hundred  and  twenty-five  million  (525,000,000)  shares  par  value  $0.001

to  two   hundred  and  fifty  million  (250,000,000)  shares  par  value  $0.001  and  to  amend  the

Company’s  Articles  to  decrease the  number of authorized  preferred shares  from two  hundred  and fifty million (250,000,000) shares par value $0.001 to seventy-five million shares (75,000,000) par value $0.001with no change  in the number of designated or  outstanding Series A preferred shares or Series B preferred shares.

c)    On May 29, 2017 MPAY Gateway Services Inc. was incorporated pursuant to the terms of the Joint

Venture  License  Agreement  and  Joint  Venture  Agreement  dated  January  12,  2017,  between  the

Company and CPT Secure, Inc. (“CPT”), to further develop certain payment processing technology

(“CPT IP”) on a 50/50 basis.

d)    On April 21, 2017, 160,000 Series B Preferred shares were issued.

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

Mobetize’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control – Integrated

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

1.    Lack of a functioning audit committee due to the number of independent members on our Board of Directors, which weakness could result in ineffective oversight in the monitoring of required internal controls and procedures;

2.    Failure to maintain the segregation of the duties of chief executive officer and chief financial officer, which failure could result in inadequate implementation and review of financial reporting control procedures.

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief

Financial Officer in connection with his review of our financial statements as of March 31, 2017.

We do not believe the material weaknesses described above caused any material misstatement of our financial condition and results of operations for the year ended March 31, 2017. However, the lack of sufficient independent directors has caused us to delay the formation of an audit committee and the resignation of our former chief financial officer, has caused us to combine the duties of chief executive officer and chief financial officer on an interim basis. Should we fail to remedy these weaknesses, such,

failures could result in a material misstatement in our financial statements in future periods.

Mobetize intends to remedy its material weaknesses as follows:

When practical, we intend to appoint a second independent member to our Board of Directors who would be tasked with lending an additional independent voice to the responsibilities incumbent an audit committee with the financial expertise necessary for a fully functioning audit committee. Our Board of

Directors has adopted an audit charter and expects to move forward with forming an audit committee when a second independent director becomes available.

We do intend bifurcate the position of chief executive officer and chief financial officer into two separate positions as soon as is practicable.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.

Other Information

On April 7, 2017, certain stockholders holding a majority of the voting power determined by written consent to consolidate Mobetize’s common stock on a 1 for 100 basis and to amend its articles of incorporation to decrease the number of authorized common stock and preferred stock. Mobetize has since applied to FINRA to effect the consolidation and its application is being processed.

PART III – RELATED PARTIES AND GOVERNANCE

ITEM 10.

Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of Mobetize as of the date of this annual report.

Name

Positions Held

Age

Date Elected or Appointed

Ajay Hans

Chief Executive Officer, Chief

Financial Officer, Principal

Accounting Officer and Director

43

July 09, 2014

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

No.

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

1973 and NYU Law School in 1976. He is also a member of the New York and Florida Bars in 1977.

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

Based solely on our review of the copies of such forms received by us, or representations from certain reporting persons, we believe that during fiscal year ended March 31, 2017, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complete.

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

We had not formed an audit committee as of March 31, 2017, though we have adopted an audit charter and have  determined  to  form  an  audit  committee  when  two  independent  directors  can  be  appointed  to  such committee Mobetize’s Board of Directors has not established a compensation committee.

Mobetize’s Bylaws define the procedure requirements for shareholders to submit recommendations or nominations for directors.  A shareholder who wishes to communicate with our board of directors may also do so by directing a written request addressed to our president, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it has one member that would qualify as independent for the purposes of serving on an audit committee but may not qualifies as an "audit committee financial expert"

as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item

7(d)(3)(iv) of Schedule 14A under the Exchange Act.

We believe that the members of our Board of Directors, who may additionally serve on our audit committee in fulfilling that function, are collectively capable of analyzing and evaluating financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome.

ITEM 11.

Executive Compensation

Summary

The following table provides summary information for the years ended March 31, 2017 and 2016 concerning cash and non-cash compensation paid or accrued by Mobetize to or on behalf of (i) the Chief

Executive Officer and the Chief Financial Officer and (ii) any other employee to receive compensation in excess of $100,000:

SUMMARY COMPENSATION TABLE

Change in

Pension Value

Non-

and Non-

Equity

qualified

Name

Incentive

Deferred

and

Stock

Option

Plan

Compensation

All Other

Principal

Salary     Bonus     Awards      Awards      Compensation

Earnings

Compensation

Total

Position

Year

($)

($)

($)

($)

($)

($)

($)

($)

Ajay Hans,

2017     53,870

Nil

140,024

Nil

Nil

133,421

327,315

Chief

2016

Nil

Nil

Nil

140,638

Nil

Nil

120,000

260,638

Executive

Nil

Officer Chief

Financial

Officer and

Director(2)

Stephen

2017

Nil

Nil

Nil

Nil

Nil

Nil

Nil

Nil

Fowler, Chief

Financial

2016     90,000

Nil

Nil

140,638

Nil

Nil

Nil

230,638

Officer, and

Director(1)

Elena

2017     76,341

Nil

Nil

Nil

Nil

Nil

Nil

76,341

Karamushko

Chief

2016     15,428

Nil

Nil

16,073

Nil

Nil

48,931

80,432

Financial

Officer(3)

(1)   Stephen Fowler was appointed as an officer and director of Mobetize on July 12, 2013. Mr. Fowler resigned as

Chief Financial Officer and as a Director on February 4, 2016.

(2)   Ajay Hans was appointed to as Chief Executive Officer and as a Director of Mobetize on September 4, 2013 and

as the Chief Financial Officer on February 1, 2017.

(3)   Elena  Karamushko  was  appointed  as  Chief  Financial  Officer  and  Principal  Accounting  Officer on  February 4,

2016. Ms. Karamushko resigned as Chief Financial Officer on December 1, 2016.

Chief Executive Officer, Chief Financial Officer (Current)

Our Chief Executive Officer and Chief Financial Officer serves pursuant to a consulting agreement dated effective July 1, 2014, that entitles him to a management fee of $10,000 per month and eligibility to receive stock options. Prior to his current management services agreement, our Chief Executive Officer and Chief Financial Officer served pursuant to a management services agreement in exchange for $6,000 per month. The current management services agreement is in effect unless terminated by Mobetize or the executive officer. The compensation package is deemed appropriate for our Chief Executive Officer and

Chief Financial Officer and was approved by Mobetize’s Board of Directors.

For the year ended March 31, 2017, $327,315 was paid to or accrued for our Chief Executive Officer and

Chief Financial Officer or companies controlled by him of which $53,870 was salary, $67,500 paid as a management services fee and $112,470 was paid to a related company for research and development work. For the year ended March 31, 2016, $120,000 was paid in service management fees and $140,638 was due to the grant of stock options.

Chief Financial Officer (Former -Karamushko)

Our former Chief Financial Officer served pursuant to a management employment agreement dated effective February 4, 2016, that entitled her to a salary of $10,417 CAD per month and eligibility to receive 120,000 sign in stock options. Prior to the effective date of February 4, 2016, Ms. Karamushko served pursuant to a management consulting agreement dated effective December 15, 2014, that entitled her to a consulting fee of $8,000 CAD per month and eligibility to receive stock options.

Ms. Karamushko resigned as Chief Financial Officer effective December 1, 2016.

For the year ended March 31, 2017, $76,341was paid to or accrued for our former Chief Financial Officer in salaries, consulting fees and incentive shares. For the year ended March 31, 2016, $80,432 was paid to or accrued for our current Chief Financial Officer in salaries and consulting fees as well as due to the grant of stock options.

Chief Financial Officer (Former-Fowler)

Our former Chief Financial Officer served pursuant to a management employment agreement dated effective January 1, 2015, that entitled him to a salary of $9,000 per month and eligibility to receive stock options. Prior to the effective date of the January 1, 2015 agreement, Mr. Fowler served pursuant to a consulting agreement in exchange for $8,750 per month in consulting fees and an office allowance of

$250 per month. The compensation package was deemed appropriate for our Chief Financial Officer and was approved by Mobetize’s Board of Directors.

Mr. Fowler resigned as Chief Financial Officer and as a director of Mobetize effective February 4, 2016.

For the year ended March 31, 2017, $18,346 was owed to our former Chief Financial Officer. For the year ended March 31, 2016, $230,638 was paid to or accrued for our former Chief Financial Officer of which

$90,000 was salary and $140,638 was due to the grant of stock options.

Stock Option Plan and Grant

Our board of directors adopted and approved the 2015 Mobetize Stock Option Plan (“Plan”) on August

7, 2015, which provides for the granting and issuance of up to 3,000,000 million shares of our common stock. Mobetize has 2,020,000 stock options outstanding from the Plan at a $0.60 exercise price per share for five years to our named officers and directors of which 1,563,000 have vested.  At March 31,

2017, the Plan had 980,000 options available for future grant.

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

Compensation of Directors

The following table provides summary information for the year ended March 31, 2017, concerning cash and non-cash compensation paid or accrued by Mobetize to or on behalf of its non-executive directors.

Director Summary Compensation Table

Name

Fees earned or

Stock

Option

Non-equity

Nonqualified

All other

Total

paid in cash

awards

Awards

incentive plan

deferred

compensation

($)

($)

($)

($)

compensation

compensation

($)

($)

($)

Dr. Malek Ladki

-

-

272,386

-

-

-

272,386

Donald Duberstein

-

-

84,845

-

-

-

84,845

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended March 31, 2017.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or  executive  officers.  We  have  no  material  bonus  or  profit  sharing  plans  pursuant  to  which  cash  or  non-

cash  compensation  is  or  may be  paid  to  our  directors or  executive  officers,  except  that  stock  options  may be granted at the discretion of the board of directors or a committee there.

ITEM 12.

Security  Ownership  of  Certain  Beneficial  Owners  and  Management  and  Related

Stockholder Matters

The following table sets forth the total number of shares owned beneficially by each of our directors, named executive  officers,  individually  and  as  a  group,  and  the  present  owners  of  5%  or  more  of  our  total outstanding shares of Common  Stock,  Series A  Preferred Shares and Series B  Preferred Shares. Mobetize

has  23,450,233  common  shares,  4,565,000  Series  A  preferred  shares  and  13,848,408  Series  B  preferred shares issued and outstanding as of July 6, 2017.

Common Shares

Series A Preferred Shares

Series B Preferred Shares

Name and Address

Amount and

Percentage

Amount and

Percentage

Amount and      Percentage

of Beneficial Owner

Nature of

of Class

Nature of

of Class

Nature of

of Class

Beneficial

Beneficial

Beneficial

Ownership (1)

Ownership (1)

Ownership (1)

Ajay Hans

1018 Cornwall Street

New Westminster

-

4,565,000 (2)

7,862,278(2)

British Columbia

Direct and Indirect

0%

Direct

100%

Indirect

61%

V3M 1S2

Donald Duberstein

49 Bristol Drive

-

Boynton Beach

Direct

0%

-

-

1,189,167(3)

9%

Florida 33436

Malek Ladki

59 Kilbarry Crescent

-

Ottawa

Direct

0%

-

-

1,600,000(4)

12%

Ontario  K1K 0H2

Directors and

Executive Officers as

a Group

Direct and Indirect

0%

4,565,000

10,651,445

Direct

100%

Direct and Indirect

82%

5%+ Shareholders

Stephen Fowler

51 Bay View Drive

10,231,000 (5)

Point Roberts

Direct and Indirect

44%

-

-

-

-

Washington 98281

Bacarrat Overseas

Limited

Pasea Estate Road

1,425,280 (6)

Town Tortola, British

Direct

6%

-

-

-

-

Virgin Islands

CPT Secure Inc.

325-3381 Cambie St.

855,000

7%

Vancouver

Direct and Indirect

0%

-

-

Direct

British Columbia

V5Z 2W6

(1)

Beneficial  Ownership  is  determined  in  accordance  with  the  rules  of  the  Commission  and  generally  includes  voting  or investment  power  with  respect  to  securities.  Each  of  the  beneficial  owners  listed  above  has  direct  ownership  and  sole voting power and with respect to the shares of our Common Stock or Preferred Stock, as applicable.

(2)

Ajay  Hans  directly  holds  4,565,000  shares  of  Series  A  Preferred  and  indirectly  holds  3,212,278  shares  of  Series  B

Preferred as the principal of Alligato Inc. and 4,650,000 shares of Series B Preferred as the principal of 085374 C Ltd.

(3)

Don  Duberstein  directly  holds  1,169,167  shares  of  Series  B  Preferred  and  indirectly  holds  20,000  shares  of  Series  B

Preferred as the principal of The Duberstein Corporation.

(4)

Malek  Ladki  directly  holds  300,000  shares  of  Series  B  Preferred  and  indirectly  holds  1,300,000  shares  of  Series  B

Preferred as the principal of Tactus Consulting, Inc.

(5)

Stephen Fowler directly holds 6,851,000 shares of common and indirectly holds 3,380,000 shares of common comprised of  75,000  as  the  principal  of  Forte  Finance,  LLC,  2,605,000  as  the  principal  of  Forte  Finance  Limited,  in  addition  to directing 160,000 shares held in trust for his family members and 540,000 held by his wife.

(6)

Beneficial ownership of Bacarrat Overseas Limited is not known to management.

(7)

CPT Secure Inc. is owned and controlled by Francisco Kent Carasquero.

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

•       Don Duberstein, a director of Mobetize purchased a series of convertible debentures from Mobetize in the aggregate amount of $120,000 during the twelve months ended March 31, 2017. The convertible debentures had a twelve-month term, bore interest at 12% and 6% and were convertible at the discretion of the holder into shares of Series B preferred shares. During the year ended March 31, 2017, Don Duberstein converted $75,000 of these convertible debentures at a conversion price of $0.50 per Series B preferred share.

•       Ajay Hans, the chief executive officer and a director of Mobetize, converted 4,081,481 shares of common stock held by a company controlled by him into 4,081,481 shares of Series B Preferred stock during the twelve months ended March 31, 2017.

•       Malek Ladki, a director and chairman of the Board of Directors of Mobetize converted 300,000 shares of common stock into 300,000 shares of Series B Preferred stock during the twelve months ended March 31, 2017

•       Don Duberstein, a director of Mobetize converted 1,039,167 shares of common stock into 1,039,167 shares of Series B Preferred stock during the twelve months ended March 31, 2017.

•       Malek Ladki, extinguished debt in the amount of $24,000 due to services rendered by a company owned and controlled by Mr. Ladki in exchange for 1,300,000 shares of Mobetize’s Series B Preferred stock.

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

Accordingly, as of March 31, 2017, we consider one of our directors independent, who is not employed by us.

ITEM 14.

Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended March 31, 2017 and 2016 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Davidson & Company

Grant Thornton

Years Ended

Years Ended

March 31, 2017

March 31, 2016

March 31, 2017

March 31, 2016

$

$

$

$

Audit Fees

25,000

-

-

35,000

Audit Related Fees

15,000

-

-

6,600

Tax Fees

-

-

-

8,260

All Other Fees

-

-

-

-

Total

40,000

-

-

48,420

On November 28, 2016, Mobetize dismissed Grant Thornton LLP as its independent registered public accounting firm and engaged Davidson & Company to provide those services formerly provided by Grant

Thornton LLP.

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services. Tax fees are related to the federal and state income tax returns for Mobetize. Other Fees are for the review of transaction valuation and other transaction related events.

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

ITEM 15.

Exhibits, Financial Statement Schedules

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages

F-1 through F-27, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended March 31, 2017 and 2016:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Loss and Comprehensive Loss

Consolidated Statements of Stockholders’ Equity (Deficiency)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 40 of this Form 10-K, and are incorporated herein by this reference.

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

MOBETIZE CORP.

By:    /s/ Ajay Hans

Ajay Hans, Chief Executive Officer, Chief

Financial Officer, and Principal Accounting

Officer

Date: July 6, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Malek Ladki

Malek Ladki

Director

Date:July 6, 2017

By:   /s/ Ajay Hans

Ajay Hans

Director

Date:July 6, 2017

By:   /s/ Donald Duberstein

Donald Duberstein

Director

Date:July 6, 2017

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

10.9*

Management Consulting Agreement between Mobetize Corp. and Ajay Hans dated July 1, 2014, incorporated by reference to the Form 10-K/A filed with the Commission on July 13, 2016.

10.10

Software Application License, Customization Development and Service Level Agreement dated September 20,

2016, between Mobetize and GF Financial Group incorporated by reference to the Form 10-Q filed  with the

Commission on February 2, 2017, (certain commercial terms of this exhibit have been omitted pursuant to a grant of confidential treatment).

10.11

Joint Venture Agreement dated January 17, 2017 between Mobetize and CPT Secure Inc. incorporated by reference to the Form 10-Q filed with the Commission on February 2, 2017.

10.12*

Software Application License, Customization Development and Service Level Agreement dated February 1, 2017,

effective December 15, 2016, between Mobeitze USA Inc. and Tata Communications (America) Inc. incorporated by reference to the Form 8-K filed with the Commission on February 6, 2017 (certain commercial terms of this exhibit have been omitted pursuant to a grant of confidential treatment).).

14*

Code of Business Conduct and Ethics adopted by Mobetize Corp.’s Board of Directors on July 26, 2016,

incorporated by reference to the Form 10-Q filed with the Commission on August 12, 2016.

21*

Subsidiaries of Mobetize incorporated by reference to the Form 10-K/A filed with the Commission July 13, 2016

23

Consent of Grant Thornton LLP Independent Chartered Accountants.

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

†                     Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these section