Form 10-Q
period 2017-06-30
MOBETIZE, CORP.
filed 2017-08-21
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2017

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

Yes ☒  No ☐

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

Yes ☐  No ☒

At August 21,2017, the number of shares outstanding of the registrant's common stock, $0.001 par value was 234,541, the number of shares outstanding of registrant's Series A preferred stock, $0.001 par value was 4,565,000, and the number of shares outstanding of registrants Series B preferred stock, $0.001 par value was 13,882,976.

1

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

MOBETIZE CORP.

Consolidated Balance Sheets

(Expressed in US dollars)

(Unaudited)

	JUNE 30, 2017	MARCH 31, 2017
ASSETS
Current Assets:
Cash	$186,719	$535,438
Accounts receivable	99,517	113,140
Prepaid expenses and deposits	83,342	44,783
Prepaid expenses and deposits – related party (Note 6)	8,730	15,639
Total Current Assets	378,308	709,000

Intangible asset (Note 3)	—	111,644
Equipment, net (Note 4)	7,012	7,629
Investment in joint venture (Note 3)	98,801	—
TOTAL ASSETS	$484,121	$828,273

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$96,754	$108,381
Accounts payable and accrued liabilities - related party (Note 6)	331,445	320,391
Deposits due to customers	980	980
Promissory note – related party (Note 6(g))	44,245	43,798
Convertible debentures (Note 5 and 6(j))	200,000	240,000
TOTAL LIABILITIES	$673,424	$713,550

STOCKHOLDERS' (DEFICIENCY) EQUITY
Common stock, $0.001 Par Value: 250,000,000 authorized and 234,514 common shares issued and outstanding, respectively (Note 7(a))	$235	$235
Preferred stock – Series A, $0.001 Par Value: 10,000,000 authorized and 4,565,000 shares issued and outstanding (Note 7(b))	4,565	4,565
Preferred stock – Series B, $0.001 Par Value: 25,000,000 authorized and 13,882,976 (March 31, 2017 – 13,688,408) shares issued and outstanding (Note 7(c))	13,883	13,688
Warrants reserve	676,964	676,964
Options reserve	972,308	952,828
Additional paid-in capital	6,029,399	5,955,025
Accumulated other comprehensive loss	(16,140)	(10,267)
Accumulated deficit	(7,870,517)	(7,478,315)
Total Stockholders' (Deficiency) Equity	(189,303)	114,723
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	$484,121	$828,273

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in US dollars)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,
	2017	2016
OPERATING REVENUES
Revenues	$115,730	$75,618

OPERATING EXPENSES
Depreciation	771	805
General and administrative	112,532	107,620
General and administrative – related party (Note 6)	9,741	4,183
Investor relations and promotion	—	34,515
Investor relations and promotion – related party (Note 6)	17,078	—
Consulting fees	6,480	25,806
Management fees – related party (Note 6)	47,371	82,889
Professional fees	136,729	84,703
Research and development	127,440	115,632
Research and development - related party (Note 6)	32,374	27,154
Total Operating Expenses	490,516	483,307
	$(374,786)	$(407,689)

OTHER ITEMS
Loss on joint venture (Note 3)	(2,740)	—
Loss on settlement of accounts payable (Note 7(c))	(14,676)	—

NET LOSS	$(392,202)	$(407,689)

NET LOSS PER SHARE
Basic and diluted	$(1.67)	$(1.51)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	234,514	270,704

COMPREHENSIVE LOSS
Net loss	$(392,202)	$(407,689)
Other comprehensive loss:
Cumulative translation adjustment	(5,873)	(158)
Comprehensive loss	$(398,075)	$(407,847)

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(392,202)	$(407,689)
Items not affecting cash:
Amortization of intangible asset – research and development	10,103	—
Depreciation	771	805
Interest accrued on accounts payable – related party	1,053	950
Loss on joint venture	2,740	—
Loss on settlement of accounts payable	14,676	—
Shares issued for services	—	30,000
Stock-based compensation	19,480	72,858
Changes in non-cash working capital:
Accounts receivable	13,623	(28,486)
Prepaid expenses and deposits	(38,559)	7,125
Prepaid expenses and deposits – related party	6,909	(1,267)
Accounts payable and accrued liabilities	8,266	50,313
Accounts payable and accrued liabilities - related party	10,001	59,255
Net cash used in operating activities	(343,139)	(216,136)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from shareholder loans, net of repayments	—	25,000
Net cash provided by financing activities	—	25,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,580)	(130)

NET DECREASE IN CASH	(348,719)	(191,266)
CASH - BEGINNING OF PERIOD	535,438	210,341
CASH - END OF PERIOD	$186,719	$19,075

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued upon conversion of convertible debentures	$40,000	$—
Shares issued to settle accounts payable	$34,568	$—
Transfer from intangible asset to investment in joint venture	$101,541	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statement

MOBETIZE CORP.

Notes to Consolidated Financial Statements

June 30, 2017

(Expressed in U.S. dollars)

(Unaudited)

1. Nature of Operations and Continuance of Business

Mobetize Corp. (the “Company”) was incorporated in the state of Nevada on February 23, 2012, as Slavia, Corp. The Company’s name changed to “Mobetize Corp.” on August 13, 2013. The Company provides Fintech solutions and services to enable and support the convergence of global telecom and financial services providers (“Customers”) through its Global Mobile B2B Fintech and Financial Services Marketplace (“Hub”) in Canada and the USA. The Company’s activities are subject to significant risks and uncertainties, including the need to secure additional funding to optimize the Company’s existing technology.

Mobetize’s unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These unaudited consolidated financial statements include the accounts of Mobetize and its wholly owned subsidiaries, Mobetize Canada Inc., and Mobetize USA Inc. All significant intercompany transactions and balances have been eliminated. The accompanying unaudited consolidated financial statements of Mobetize should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in Mobetize’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

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

On July 11, 2017, the Company completed a consolidation of the issued and outstanding common shares on a one for one hundred (1/100) basis. All share and per share amounts have been retroactively restated to reflect the share consolidation.

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize assets and discharge liabilities in the normal course of business. As of June 30, 2017, the Company has an accumulated deficit of $7,870,517, a history of net losses and a working capital deficiency of $295,116. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon continuing financial support from management, increasing sales, securing debt or equity financing, cutting operating costs, launching viable products, and realizing profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Recently Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2017-07, requiring certain changes to the presentation of the expenses related to postretirement benefits accounted for under Topic 715. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

June 30, 2017

(Expressed in U.S. dollars)

(Unaudited)

3. Joint Venture

On January 12, 2017, the Company entered into a Gateway License Agreement and Joint Venture Agreement (“Joint Venture”) with CPT Secure, Inc. (“CPT”), a company controlled by a shareholder of the Company, to further develop certain payment processing technology (“CPT IP”) on a 50/50 basis. In connection with the Joint Venture, the Company issued 500,000 Series B Preferred Shares with a fair value of $125,000 on January 12, 2017, to CPT in consideration for the license to the CPT IP which was contributed to the JV Co. The license to the CPT IP has a term to January 11, 2019, and can be automatically renewed for successive two year periods unless either party elects not to renew 60 days prior to expiration. The license fee of $125,000 is being amortized over the initial term of the license. During the three months ended June 30, 2017, the Company recognized amortization of $10,103 on the license prior to being transferred to MPAY, which has been included in research and development expense.

Effective May 29, 2017, the Company and CPT incorporated a joint venture company, MPAY Gateway Services Inc. (“MPAY”). Upon incorporation of MPAY, the Company transferred the remaining carrying value of the license to the CPT IP of $101,541 to MPAY, which has been presented on the balance sheet as an investment in joint venture. From incorporation to June 30, 2017, MPAY had no other assets, liabilities, income or expenses.

4. Equipment

Equipment, net consisted of the following:

	June 30, 2017	March 31, 2017
Computer equipment	$14,764	$14,421
Furniture	1,202	1,174
Total	15,966	15,595
Less: accumulated amortization	8,954	7,966
Equipment, net	$7,012	$7,629

During the three months ended June 30, 2017, equipment cost increased by $371, and accumulated amortization was impacted by $217, as a result of foreign currency translation adjustments.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

June 30, 2017

(Expressed in U.S. dollars)

(Unaudited)

5. Convertible Debentures

Date of issuance	Principal June 30, 2017	Principal March 31, 2017	Interest	Maturity
November 21, 2016(1)	$—	40,000	6% per annum	November 21, 2017
January 27, 2017(2)	$125,000	125,000	12% per annum	January 27, 2018
January 30, 2017(3)	$75,000	75,000	12% per annum	January 30, 2018
	$200,000	$240,000

(1)	November 21, 2016 Issuance - $40,000:

•	Issued net of $2,400 of prepaid interest, based on an interest rate of 6% per annum.
•	The conversion feature was exercisable at the option of the holder (“Conversion Feature”). The Conversion Feature enabled the holder to convert any portion of their outstanding Convertible Debenture principal balance into common shares at $0.25 per share on or after May 20, 2017, but no later than the maturity date.
•	The Company evaluated whether separate financial instruments with the same terms as the Conversion Feature would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, it was determined that no beneficial Conversion Feature existed on the commitment date.
•	On April 21, 2017, the Company issued 160,000 Series B Preferred Shares pursuant to the conversion of $40,000 of the convertible debentures.
(2)	January 27, 2017 Issuance - $125,000:

•	Issued net of $15,000 of prepaid interest, based on an interest rate of 12% per annum.
•	Of the $125,000 Convertible Debentures, $50,000 is owed to a Director of the Company (Note 6(j)).
•	The Conversion Feature enables the holder to convert any portion of their outstanding Convertible Debenture principal balance into common shares at $0.50 per share on or after July 26, 2017, but no later than the maturity date.
•	The Company has evaluated whether separate financial instruments with the same terms as the Conversion Features would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at March 31, 2017, and June 30, 2017, the Conversion Feature would not meet derivative classification. Additionally, it was determined that no beneficial Conversion Feature existed on the commitment date.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

June 30, 2017

(Expressed in U.S. dollars)

(Unaudited)

5. Convertible Debentures – continued

(3)	January 30, 2017 Issuance - $75,000:

•	Issued net of $9,000 of prepaid interest, based on an interest rate of 12% per annum.
•	The $75,000 Convertible Debentures is owed to a Director of the Company (Note 6(j)).
•	The Conversion Feature enables the holder to convert any portion of their outstanding Convertible Debenture principal balance into common shares at $0.50 per share on or after July 29, 2017, but no later than the maturity date.
•	The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, at March 31, 2017, and June 30, 2017, the Conversion Feature would not meet derivative classification. Additionally, it was determined that no beneficial Conversion Feature existed on the commitment date.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

June 30, 2017

(Expressed in U.S. dollars)

(Unaudited)

6. Related Party Transactions

	Three months ended June 30,
Transactions with related parties	2017	2016
(a) Transactions incurred with the CEO or companies controlled by the CEO:
Management fees	$30,517	$22,500
Management fees – Stock-based compensation	613	12,185
Research and development	32,374	27,154
General and administrative	5,224	2,233
Advances – applied to private placement	—	25,000
	$68,728	$89,072
(b) Transactions incurred with the former CFO’s or a company controlled by a former CFO:
Management fees	$—	$14,711
General and administrative	—	450
	$—	$15,161
(c) Transactions incurred with the Chairman of the Company
Management fees (1)	$3,000	$—
Management fees – Stock-based compensation	9,458	23,923
	$12,458	$23,923

(d) Transactions incurred with a Director of the Company
Management fees – Stock-based compensation	$3,783	$9,570
General and administrative – Interest on convertible debenture	4,517	1,500
	$8,300	$58,453
(e) Transactions incurred with a shareholder of the Company
Investor relations and promotion	$17,078	$—
	$17,078	$—

Related party balances, as at	June 30, 2017	March 31, 2017
(f) Amounts owed to the former CFO (existing shareholder):
Accounts payable and accrued liabilities	$18,925	$18,346

(g) Amounts owed to companies controlled by the CEO:
Accounts payable and accrued liabilities	$285,068	275,687
Promissory note – June 2, 2017(4)	25,000	25,000
Promissory note – July 11, 2017(5)	19,245	18,798
	$329,313	$319,485

(h) Amounts owed to the Chairman of the Company(2)	$12,806	$9,000

(i) Amounts prepaid to a company controlled by the CEO
Prepaid interest on promissory notes	$69	$2,461

(j) Amounts owed to a Director of the Company
Convertible debenture – matures November 21, 2017 (Note 5(1)))	$—	$20,000
Convertible debenture – matures January 27, 2018 (Note 5(2)))	50,000	50,000
Convertible debenture – matures January 30, 2018 (Note 5(3)))	75,000	75,000
	$125,000	$145,000

(k) Amounts prepaid to a Director of the Company
Accounts payable and accrued liabilities	$1,809	$—
Prepaid interest on convertible debentures	$8,661	$13,178

(l) Amounts owed to a shareholder of the Company
Accounts payable and accrued liabilities	$12,837	$17,358

(1)	On July 1, 2016, the Company entered into an agreement with the Company’s Chairman where the Chairman would provide services to the Company at a monthly rate of $1,000 for a period of two years ending on June 30, 2018.
(2)	The promissory note maturing on June 2, 2017, was issued with a twelve-month term, comprises $25,000 principal, and bears interest at 12% per annum. The principal balance included prepaid interest of $3,000.
(3)	The promissory note maturing on July 11, 2017, was issued with a twelve-month term, comprises $19,245 (CAD $25,000) principal, and bears interest at 12% per annum. The principal balance included prepaid interest of $2,309 (CAD $3,000).

MOBETIZE CORP.

Notes to Consolidated Financial Statements

June 30, 2017

(Expressed in U.S. dollars)

(Unaudited)

7. Common Stock and Preferred Stock

a)	Issuance of Common Stock:

•	On July 11, 2017, the Company completed a consolidation of the issued and outstanding common shares on a one for one hundred (1/100) basis, and amended the Company’s Articles of Incorporation to decrease the number of authorized shares of common stock from 525,000,000 shares with a par value $0.001 per share to 250,000,000 shares with a par value of $0.001 per share. All share and per share amounts have been retroactively restated to reflect the share consolidation.
b)	Authorization and Issuance of Series A Preferred Shares:
•	The Company is authorized to issue 250,000,000 shares of preferred stock with a par value of $0.001 per share and has designated 10,000,000 of the preferred stock as Series A Preferred Shares (“Series A Preferred Shares”). The Series A Preferred Shares have the same rights and privileges as the common stock, with the exception that the Series A Preferred Share holder has 10 votes per Series A Preferred Share versus one vote per share of common stock and does not have the right to sell the shares for a period of two years from the date of issue.
•	Effective April 7, 2017, the Company amended its Articles of Incorporation to decrease the number of authorized preferred shares from 250,000,000 shares with a par value $0.001 per share to 75,000,000 with a par value $0.001 per share. There were no changes in the number of designated or outstanding Series A Preferred Shares or Series B Preferred Shares.
c)	Authorization and Issuance of Series B Preferred Shares:
•	The Company has designated 25,000,000 shares of the authorized preferred stock as Series B Preferred Shares (“Series B Preferred Shares”). The Series B Preferred Shares have the same rights and privileges as the common stock, with the exception that the Series B Preferred Shares have an anti-dilution provision and the Series B Preferred Share holder does not have the right to convert Series B Preferred Shares into shares of common stock for a period of two years from the date of issue.
•	On April 21 2017, the Company issued 160,000 Series B Preferred Shares pursuant to the conversion of $40,000 in convertible debentures at a conversion price of $0.25 per share (Note 5(1)).
•	On April 27, 2017, the Company issued 19,568 Series B Preferred Shares with a fair value of $1.00 per share to a consultant of the Company to settle $4,892 in amounts owing for services provided, resulting in a loss on settlement of debt of $14,676.
•	On May 29, 2017, the Company issued 15,000 Series B Preferred Shares with a fair value of $1.00 per share to a vendor pursuant to the settlement of $15,000 in accounts payable.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

June 30, 2017

(Expressed in U.S. dollars)

(Unaudited)

8. Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $
Balance, March 31, 2017 and June 30, 2017	26,364	104

As at June 30, 2017, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date
6,944	100	June 24, 2018
3,866	125	December 10, 2018
15,554	100	September 1, 2018
26,364

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

The following table summarizes the continuity of stock options:

	Number of stock options	Weighted average exercise price $
Balance, March 31, 2016	23,812	60
Expired	(2,885)	60
Cancelled	(727)	60
Outstanding, March 31, 2017 and June 30, 2017	20,200	60
Exercisable, June 30, 2017	16,775	60

As at June 30, 2017, the following share purchase options were outstanding:

Number of options outstanding	Number of options vested	Exercise price $	Expiry date
20,200	16,775	60	September 30, 2020

During the three months ended June 30, 2017, $19,480 (2016 - $72,858) in stock-based compensation expense was recorded and allocated amongst general and administrative, consulting fees, management fees, and research and development expenses. The intrinsic value of the options was $nil at June 30, 2017, and March 31, 2017.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

June 30, 2017

(Expressed in U.S. dollars)

(Unaudited)

10. Concentration of Risk

Revenues are currently generated through licensing, professional services, and payment processing services provided by Mobetize to our existing customers. During the three months ended June 30, 2017, the Company had revenues from five customers (2016 – revenues from five customers) with 55% (2016 – 77%) of revenues generated from the Company’s largest customer. At June 30, 2017, the Company’s accounts receivable is concentrated and due from five customers (March 31, 2017 – five customers) with 56% (March 31, 2017 – 61%) of accounts receivable due from the Company’s largest customer.

11. Commitments

a)	The Company has an obligation under a rental lease for its operating office. As of June 30, 2017, the remaining term of the lease is 18 months with monthly payments of $4,995. The Company’s lease includes a renewal option.
b)	The Company received a Citation and Notice of Assessment dated October 14, 2016, that Stephen J. Fowler (“Fowler”), a former Director and Chief Financial Officer of the Company, had initiated a complaint with the State of Washington Department of Labor and Industries for amounts allegedly due to him for unpaid wages of $45,000 in wages in addition to assessed interest of $3,368, and a penalty of $4,500. An appeal presented by the Company alleged that the calculation of amounts due to Fowler was incorrect and that he had improperly obtained shares of its common stock. A hearing before the Office of Administrative Hearings has yet to set. See Note 6(f) for amounts recorded as owed to Fowler.

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

The Company received a Complaint dated May 12, 2017, filed in the Second Judicial District Court of the State of Nevada, by Fowler naming the Company and its three present directors as defendants. The Nevada action concerns substantially the same facts and seeks substantially the same relief as Fowler’s British Columbia action. On June 23, 2017, Mobetize filed a Motion to Dismiss or in the alternative, an Application for Preliminary Injunction to either dismiss or stay the Complaint. The court in this instance has called for hearings on Mobetize’s Motion to Dismiss though no date has yet been set for the hearing No trial date has been set.

c)	The Company received a Complaint dated May 3, 2017, filed in Eight Judicial District Court of the State of Nevada by Cary Fields (“Fields”) naming the Company and its three present directors as defendants, to obtain a preliminary injunction to enjoin a consolidation of the Company’s common stock, and seek damages for breach of fiduciary duty, conversion and unjust enrichment. On May 18, 2017, after due consideration, the court denied Fields application and determined not to grant a temporary injunction. The court did not rule on the question of alleged damages to Fields. On August 4, 2017, Fields amended his Complaint to seek damages similar to those sought in his original filing and remediation of the consolidation of Mobetize’s common stock effected on July 11, 2017. No trial date has been set.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

June 30, 2017

(Expressed in U.S. dollars)

(Unaudited)

12. Segment Information

The Company has a single operating segment located in Canada and the United States of America (“USA”). Revenues are generated in Canada and the USA while all assets are located in Canada. During the three months ended June 30, 2017, the Company generated revenue of $62,523 (CDN$84,082) in Canada and $53,207 in the USA. The costs incurred to generate this revenue are expensed as research and development. At June 30, 2017, the Company’s long-lived assets are located in Canada.

13. Subsequent Events

The Company evaluated its June 30, 2017, consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements except as disclosed below.

On July 11, 2017, the Company completed a consolidation of the issued and outstanding common shares on a one for one hundred (1/100) basis, and amended the Company’s Articles of Incorporation to decrease the number of authorized shares of common stock from 525,000,000 shares with a par value $0.001 per share to 250,000,000 shares with a par value of $0.001 per share and to decrease the number of authorized preferred shares from 250,000,000 shares with a par value $0.001 per share to 75,000,000 with a par value $0.001 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is March 31. All information presented herein is based on the three month periods ended June 30, 2017 and June 30, 2016.

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

Recent Business Developments

CPT Joint Venture – On May 29, 2017, MPAY Gateway Services Inc. was formed in connection with a Joint Venture Agreement with CPT Secure Inc. dated January 12, 2017, to develop payment processing technology and agreed to issue 500,000 Series B Preferred Shares to CPT in consideration for the license of CPT technology to the joint venture. The license has a two-year term that can be automatically renewed for successive two year periods unless either party elects not to renew 60 days prior to expiration.

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

GF Financial Group On September 27, 2016, effective September 20, 2016, we entered into a Software Application License, Customization Development and Service Level Agreement with GF Financial Group to partner in offering a mobile personal lending facility with omni-channel capabilities to its customers built on our Fintech platform. GF Financial customers will be able to apply for and be approved for personal loans initiated from their mobile devices. A roll out of the application was successfully implemented in the second quarter of 2017.

RESULTS OF OPERATIONS

	US $
	Three Months Ended
	June 30,
	2017	2016
Revenues	$115,730	$75,618
Operating Expenses	490,516	483,307
Net Loss	(392,202)	(407,689)

Revenues

Mobetize generated $115,730 of revenue in the three months ended June 30, 2017, compared to revenues of $75,618 during the same period in 2016, an increase of 53%. Revenues were generated from licensing Services, providing professional services, and payment processing for our customers. The increase in revenues over the comparative three month periods can be attributed to an increase in contract development revenue and professional service receipts in the current three month periods over the corresponding prior periods.

We expect that revenues will continue to increase in future periods as Mobetize anticipates its first transactional revenues in the first half of the calendar year 2017.

Operating Expenses

Operating expenses for the three months ended June 30, 2017 and 2016 are outlined in the following table:

	THREE MONTHS ENDED JUNE
	2017	2016
Depreciation	771	805
General and administrative	112,532	107,620
General and administrative – related party	9,741	4,183
Investor relations and promotion	—	34,515
Investor relations and promotion – related party	17,078	—
Consulting fees	6,480	25,806
Management fees – related party	47,371	82,889
Professional fees	136,729	84,703
Research and development	127,440	115,632
Research and development - related party	32,374	27,154
Total Operating Expenses	490,516	483,307
NET LOSS	$(392,202)	$(407,689)
NET LOSS PER SHARE
Basic and Diluted	$(1.67)	$(1.51)

For the three months ended June 30, 2017, operating expenses were $490,516 compared with $483,307 for the three months ended June 30, 2016, an increase of 1%. The $7,209 increase is primarily attributed to a $10,470 increase in general and administrative expenses, a $52,026 increase in professional fees and a $17,028 increase in research and development, offset by a $17,437 decrease in investor relations and promotion costs , a decrease of $19,326 in consulting fees, and a decrease of $35,518 in management fees.

We expect that operating expenses will increase over future periods as Mobetize expands its business to focus on joint research and development activities, enhance its product pipeline, and grow its revenue model to include transactional sales in 2017.

Net Losses

During the three months ended June 30, 2017, Mobetize recorded a net loss of $392,202 compared with a net loss of $407,689 for the three months ended June 30, 2016, a decrease of 4%. The $15,487 decrease in the net loss is primarily attributed to a $40,112 increase in revenues offset by a $7,209 increase in total operating costs.

We believe that net losses will continue to diminish over future periods as revenue is expected to grow the effect of operating efficiencies on our business are carefully monitored to ensure the most cost effective realization of our business plan.

Liquidity and Capital Resources

	US $
	June 30, 2017	March 31, 2017
Current Assets	$378,308	$709,000
Total Assets	484,121	828.273
Current Liabilities	673,424	713,550
Total Liabilities	673,424	713,550
Working Capital Deficiency	295,116	4,550

Mobetize had a working capital deficit of $295,117 as of June 30, 2017, and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are not expected to be sufficient to fund operations over the next twelve months.

Total current assets as of June 30, 2017, were $378,308 which consisted of $186,719 in cash, $99,517 in accounts receivable, $83,342 in prepaid expenses and deposits and $8,730 in prepaid expenses to a related party. Total assets were $484,121 which consisted of current assets, and property and equipment of $98,801.

Total current liabilities as of June 30,2017, were $673,424 which consisted of accounts payable of $96,754, accounts payable and accrued liabilities – related party $331,445, deposits due to customers of $980, a promissory note due to a related party of $44,245 and convertible debentures of $200,000. Total liabilities were $673,424 which consisted entirely of current liabilities.

Stockholders’ deficit as of June 30, 2017 was $189,303.

Cash Flows

US $
Three months Ended
June 30
2017
Cash flows used in Operating Activities	(343,139)
Cash flows used in Investing Activities	—
Cash flows provided by Financing Activities	—
Effect of exchange rate changes on cash	(5,580)
Net Decrease in Cash During Period	(348,719)

Cash flows used in Operating Activities

During the three months ended June 30, 2017 Mobetize used $343,139 in operating activities as compared to $216,136 of cash used in operating activities during the three months ended June 30,2016. The $127,003 change in cash used in operating activities over the comparative periods, is primarily attributed to a number of items that are book expense items which do not affect the total amount relative to actual cash used including depreciation, share based compensation, interest accrued on shareholder loans, and shares issued to settle a promissory note with a related party. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include accounts receivable, shareholder loans, accounts payable and the related party promissory note.

Mobetize expects to continue to use cash flow in operating activities until such time as diminishing losses transition to profit on the expectation that revenues will continue to increase.

Cash flows used in Investing Activities

During the three months ended June 30, 2017, and June 30, 2016, Mobetize used $nil in investing activities.

Mobetize expects to use cash flow in investing activities in future periods as it will require additional investment to increase revenue.

Cash flows provided by Financing Activities

During the three months ended June 30, 2017, Mobetize realized $nil in proceeds provided by financing activities compared to $25,000 during the three months ended June 30, 2017, from the receipt of a shareholder loan.

Mobetize expects to to realize cash flow from financing activities in future periods until such time as it can increase revenue to the point at which it can maintain operations and fund business growth.

FINANCING

We have financed operations to date from the proceeds of private placements of common stock, the exercise of warrants, the issuance of convertible debentures, and advances from directors and shareholders. Our business plan does anticipate increases in operating expenses and capital expenditures over the next twelve months in relation to: (i) product development; (ii) research and development to enhance existing products and innovate new ones; and (iii) marketing expenses. We expect that our working capital requirements will be funded over this period by a combination of revenue, shareholder debt or equity private placements of our securities and if necessary, shareholder loans. Despite our expectation, we have no agreements to obtain funds through bank loans, lines of credit or any other sources. Since we have no financing committed, our inability to realize financing to maintain operations and grow our business would materially restrict our business operations. Financing may not be available upon acceptable terms, or at all. Should we be successful in securing future financing new issuances of equity or convertible debt would dilute our current shareholders and might have rights, preferences or privileges senior to our common or preferred stock.

Mobetize has adopted a stock option plan pursuant to which it can grant up to 3,000,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of June 30, 2017, 20,200 options with an exercise price of $60.00 had been granted, 16,775 of which have vested. Except for the 2015 Stock Option Plan, Mobetize has no other defined benefit plan with any of its officers or directors.

Mobetize has no lines of credit or other bank financing arrangements in place.

Mobetize has no commitments for future capital expenditures that are material.

Mobetize has no current plans for the purchase or sale of any plant or equipment.

Mobetize has no current plans to make any changes in the number of employees.

Mobetize does not expect to pay cash dividends in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2017, financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

These consolidated financial statements have been prepared on a going concern basis, which implies that Mobetize will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2017, Mobetize had an accumulated deficit of $7,870,517, a history of net losses and cash used in operating activities, and a working capital deficiency of $295,116. These factors raise substantial doubt regarding Mobetize’s ability to continue as a going concern. The continuation of Mobetize as a going concern is dependent upon continued financial support from management, increasing revenue, procuring additional debt or equity financing as necessary, decreasing operating costs, realizing commercially viable products, and generating a profit.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Stephen Fowler

Mobetize received a Citation and Notice of Assessment dated October 14, 2016 (“Citation”), that Stephen J. Fowler (“Fowler”), a former director and chief financial officer, had initiated a complaint with the State of Washington Department of Labor and Industries for amounts allegedly due to him for unpaid wages. The Citation declared that Fowler is owed $45,000 in wages in addition to an assessed interest of $3,368.74, and a penalty of $4,500. On November 8, 2016, Mobetize entered an appeal alleging that the calculation of amounts due to Fowler was incorrect and that Fowler had improperly obtained shares of its common stock which it intends to recover. Mobetize received a response from the Department of Labor and Industries dated November 18, 2016, in which it was advised that Fowler’s claim had been transferred to the Office of the Attorney General and that a hearing on the matter would be held by the Office of Administrative Hearings. A hearing date has yet to be set.

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

Mobetize received a Complaint dated May 12, 2017, filed in the Second Judicial District Court of the State of Nevada, by Fowler naming Mobetize and its three present directors as defendants. The Nevada action concerns substantially the same facts and seeks substantially the same relief as Fowler’s British Columbia action. Mobetize takes the position that the filing of duplicative actions in the two jurisdictions constitutes an abuse of process, that British Columbia is the appropriate jurisdiction in which the plaintiff’s claims ought to be heard, and that the Nevada action ought to be dismissed or stayed for these reasons. On June 23, 2017, Mobetize filed a Motion to Dismiss or in the alternative, an Application for Preliminary Injunction to either dismiss or stay the Complaint. The court in this instance has called for hearings on Mobetize’s Motion to Dismiss though no date has yet been set for the hearing. No further steps in this action, have taken place and no trial date has been set.

Cary Fields

Mobetize received a Complaint dated May 3, 2017, filed in the Eighth Judicial District Court of the State of Nevada by Cary Fields (“Fields”) naming Mobetize and its three present directors as defendants, to obtain a preliminary injunction to enjoin a consolidation of Mobetize’s common stock, and seek damages for breach of fiduciary duty, conversion and unjust enrichment. Mobetize and its directors believe that Fields’ claims are without merit and are intent on vigorously defending against this action. On May 18, 2017, after due consideration, the court denied Fields application and determined not to grant a temporary injunction. The court did not rule on the question of alleged damages to Fields. A formal order from the court as to the denial of a preliminary injunction remains pending. On August 4, 2017, Fields amended his Complaint to seek damages similar to those sought in his original filing and remediation of the consolidation of Mobetize’s common stock effected on July 11, 2017. Mobetize filed its response to the Fields amended complaint on August 18, 2017. No further steps in this action, have taken place and no trial date has been set.

Item 1A.   Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 29, 2017, our Board of Directors authorized the issuance of 15,000 Series B Preferred Shares valued at $1.00 a share to Double H Creative to settle accounts payable in the amount of $15,000 pursuant to the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”.

On April 27, 2017, our Board of Directors authorized the issuance of 19,568 Series B Preferred Shares valued at $0.25 a share to Edwin Adalid to settle $4,892 in amounts owing for services provided pursuant to the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act.

On April 21 2017, our Board of Directors authorized the issuance of 80,000 Series B Preferred Shares to Alan Rothschild pursuant to his conversion of $20,000 in convertible debentures at a conversion price of $0.25 per share pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

On April 21 2017, our Board of Directors authorized the issuance of 80,000 Series B Preferred Shares to Donald Duberstein pursuant to his conversion of $40,000 in convertible debentures at a conversion price of $0.25 per share pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 11, 2017, Mobetize completed a consolidation of its issued and outstanding common shares on a one for one hundred (1/100) basis, and amended its Articles of Incorporation to decrease the number of authorized shares of common stock from 525,000,000 shares with a par value $0.001 per share to 250,000,000 shares with a par value of $0.001 per share and to decrease the number of authorized preferred shares from 250,000,000 shares with a par value $0.001 per share to 75,000,000 with a par value $0.001 per share.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 27 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBETIZE CORP.		DATE

/s/ Ajay Hans		August 21, 2017
By:	Ajay Hans
Its:	Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Descriptions
3.1*	Articles of Incorporation, incorporated hereto by reference to the Form S-1, filed with the Commission on May 30, 2012.
3.1.1*	Certificate of Amendment filed on August 8, 2013 incorporated by reference to the Form 8-K filed with the Commission on August 15, 2013.
3.1.2*	Certificate of Designation Series A Preferred filed on February 4, 2016, incorporated by reference to the Form 8-K filed with the Commission on February 11, 2016.
3.1.3*	Certificate of Amended Designation Series A Preferred filed on May 20, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.
3.1.4*	Certificate of Designation Series B Preferred filed on May 23, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.
3.1.5*	Certificate of Amended Designation Series B Preferred filed on May 31, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.
3.2*	Bylaws, incorporated by reference to the Form S-1, filed with the Commission on May 30, 2012.
3.2.1*	Amended Bylaws, incorporated by reference to the Form 8-K filed with the Commission on February 11, 2016.
10.1*	Management Services Agreement between Mobetize and Alligato, Inc. dated June 1, 2013, incorporated by reference to the Form 8-K filed with the Commission on September 16, 2013.
10.2*	Management Services Agreement between Mobetize and 053574 BC Ltd. dated June 1, 2013, incorporated hereto by reference to the Form 8-K filed with the Commission on September 16, 2013.
10.3*	Consulting Agreement between Mobetize and Stephen Fowler dated July 15, 2013, incorporated hereto by reference to the Form 8KA filed with the Commission on October 28, 2013.
10.4*	Assignment of Debt Agreement between Mobetize and Stephen Fowler dated April 4, 2012, incorporated by reference to the Form 8-K/A filed with the Commission on November 22, 2013.
10.5*	License Assignment Agreement between Telepay, Inc. and Baccarat Overseas Ltd. dated August 21, 2012, incorporated by reference to the Form 8-K filed with the Commission on September 16, 2013.
10.6*	Consulting agreement between Mobetize and Tanuki Business Consulting, Inc. dated September 23, 2013, incorporated by reference to the Form 8-K filed with the Commission on October 1, 2013.
10.7*	Consulting Agreement between Mobetize and Hugo Cuevas-Mohr dated October 1, 2013, incorporated by reference to the Form 8-K filed with the Commission on March 18, 2014.
10.8*	Consulting agreement between Mobetize and Institutional Marketing Services, Inc. dated November 13, 2013, incorporated by reference to the Form 8-K filed with the Commission on March 18, 2014.
10.9*	Form of Subscription Agreement with the Subscribers dated June 25, 2014, incorporated by reference to the Form 10-K filed with the Commission on June 30, 2014.
10.10*	Management Consulting Agreement between Mobetize Corp. and Ajay Hans dated July 1, 2014, incorporated by reference to the Form 10-K/A filed with the Commission on July 13, 2016.
10.11	Software Application License, Customization Development and Service Level Agreement dated September 20, 2016, between Mobetize and GF Financial Group (certain commercial terms have been omitted in connection with an application pending with the Commission for confidential treatment).
10.12	Joint Venture Agreement dated January 17, 2017 between Mobetize and CPT Secure Inc.
10.13*	Software Application License, Customization Development and Service Level Agreement dated February 1, 2017, effective December 15, 2016, between Mobeitze USA Inc. and Tata Communications (America) Inc. incorporated by reference to the 8-K filed with the Commission on February 6, 2017 (certain commercial terms have been omitted in connection with an application pending with the Commission for confidential treatment).
14	Code of Business Conduct and Ethics adopted by Mobetize Corp.’s Board of Directors on July 26, 2016.
21*	Subsidiaries of Mobetize incorporated by reference to the Form 10-K/A filed with the Commission on July 13, 2016
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached.
32.	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached.
99*	2015 Mobetize Stock Option Plan dated August 10, 2015, incorporated by reference to the Form 8-K filed with the Commission on August 11, 2015.
101.INS	Instance Document†
101.PRE	Taxonomy Extension Presentation Linkbase†
101.LAB	Taxonomy Extension Label Linkbase†
101.DEF	Taxonomy Extension Label Linkbase†
101.CAL	Taxonomy Extension Label Linkbase†
101.SCH	Taxonomy Extension Label Schema†
*	Incorporated by reference to previous filings of the Company.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these section.

