Form 10-Q
period 2017-09-30
MOBETIZE, CORP.
filed 2017-11-20
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2017

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

1150-510 Burrard Street, Vancouver, British Columbia V6C 3A8

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes ☒No

At November 20, 2017, the number of shares outstanding of the registrant's common stock, $0.001 par value was 234,541, the number of shares outstanding of registrant's Series A preferred stock, $0.001 par value was 4,565,000, and the number of shares outstanding of registrants Series B preferred stock, $0.001 par value was 14,282,976.

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

MOBETIZE CORP.

Consolidated Balance Sheets

(Expressed in US dollars)

(Unaudited)

	SEPTEMBER 30, 2017	MARCH 31, 2017
ASSETS
Current Assets:
Cash	$103,650	$535,438
Accounts receivable	46,963	113,140
Prepaid expenses and deposits	49,985	44,783
Prepaid expenses and deposits – related party (Note 7)	—	15,639
Total Current Assets	200,598	709,000

Intangible asset (Note 3)	—	111,644
Equipment, net (Note 4)	6,507	7,629
Investment in joint venture (Note 3)	90,828	—
TOTAL ASSETS	$297,933	$828,273

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$159,295	$108,381
Accounts payable and accrued liabilities - related party (Note 7)	405,452	320,391
Deposits due to customers	980	980
Promissory note (Note 5)	20,152	—
Promissory note – related party (Note 7(g) and (k))	145,152	43,798
Promissory notes (Note 6 and 7(j))	—	240,000
TOTAL LIABILITIES	$731,031	$713,550

STOCKHOLDERS' (DEFICIENCY) EQUITY
Common stock, $0.001 Par Value: 250,000,000 authorized and 234,514 common shares issued and outstanding, respectively (Note 8(a))	$235	$235
Preferred stock, $0.001 Par Value: 75,000,000 authorized
Series A Preferred, $0.001 Par Value: 10,000,000 authorized and 4,565,000 shares issued and outstanding (Note 8(b))	4,565	4,565
Series B Preferred, $0.001 Par Value: 25,000,000 authorized and 14,282,976 (March 31, 2017 – 13,688,408) shares issued and outstanding (Note 8(c))	14,283	13,688
Warrants reserve	676,964	676,964
Options reserve	985,735	952,828
Additional paid-in capital	6,228,999	5,955,025
Accumulated other comprehensive loss	(13,048)	(10,267)
Accumulated deficit	(8,330,831)	(7,478,315)
Total Stockholders' (Deficiency) Equity	(433,098)	114,723
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	$297,933	$828,273

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in US dollars)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016
OPERATING REVENUES
Revenues	$65,789	$140,630	$181,519	$216,248

OPERATING EXPENSES
Depreciation (Note 4)	884	795	1,655	1,600
General and administrative	93,066	96,040	205,598	203,660
General and administrative – related party (Note 7)	17,046	12,977	26,787	17,160
Investor relations and promotion	—	15,010	—	49,525
Investor relations and promotion – related party (Note 7)	60,000	—	77,078	—
Consulting fees	5,871	33,147	12,351	58,953
Management fees – related party (Note 7)	45,718	61,728	93,089	144,617
Professional fees	124,172	12,002	260,901	96,705
Research and development	127,932	76,143	255,372	191,775
Research and development - related party (Note 7)	43,441	30,896	75,815	58,050
Total Operating Expenses	518,130	338,738	1,008,646	822,045

LOSS BEFORE OTHER ITEMS	(452,341)	(198,108)	(827,127)	(605,797)

OTHER ITEMS
Loss on joint venture (Note 3)	(7,973)	—	(10,713)	—
Loss on settlement of accounts payable (Note 8(c))	—	—	(14,676)	—

NET LOSS	$(460,314)	$(198,108)	$(852,516)	$(605,797)

NET LOSS PER SHARE
Basic and diluted	$(1.96)	$(0.85)	$(3.64)	$(2.59)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	234,514	234,082	234,514	233,698

COMPREHENSIVE LOSS
Net loss	$(460,314)	$(198,108)	$(852,516)	$(605,797)
Other comprehensive loss:
Cumulative translation adjustment	3,092	(62)	(2,781)	(220)
Comprehensive loss	$(457,222)	$(198,170)	$(855,297)	$(606,017)

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	SIX MONTHS ENDED SEPTEMBER 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(852,516)	$(605,797)
Items not affecting cash:
Amortization of intangible asset – research and development	10,103	—
Depreciation	1,655	1,600
Interest accrued on accounts payable – related party	1,973	1,900
Loss on joint venture	10,713	—
Loss on settlement of accounts payable	14,676	—
Shares issued for services	—	61,200
Shares issued to settle promissory note-related party	—	46,500
Stock-based compensation (Note 10)	32,907	127,439
Changes in non-cash working capital:
Accounts receivable	66,177	(53,029)
Prepaid expenses and deposits	(5,202)	10,273
Prepaid expenses and deposits – related party	15,639	6,740
Accounts payable and accrued liabilities	70,807	79,915
Accounts payable and accrued liabilities - related party	83,088	94,092
Deposits due to customers	—	(500)
Net cash used in operating activities	(549,980)	(229,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans, net of repayments	—	10,619
Proceeds from convertible promissory note, net of prepaid interest	—	22,000
Proceeds from promissory note	20,152	—
Proceeds from promissory note, net of prepaid interest-related party	100,000	38,761
Repayment of promissory note-related party	—	(50,000)
Net cash provided by financing activities	120,152	21,380

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,960)	(105)

NET DECREASE IN CASH	(431,788)	(208,392)
CASH - BEGINNING OF PERIOD	535,438	210,341
CASH - END OF PERIOD	$103,650	$1,949

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued upon conversion of convertible promissory note	$240,000	$—
Shares issued to settle accounts payable	$34,568	$—
Transfer from intangible asset to investment in joint venture	$101,541	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$—	$22,490
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

1. Nature of Operations and Continuance of Business

Mobetize Corp. (the “Company”) was incorporated in the state of Nevada on February 23, 2012, as Slavia, Corp. On August 13, 2013, its name changed to “Mobetize Corp.”. The Company provides Fintech solutions and services to enable and support the convergence of global telecom and financial services providers (“Customers”) through its Global Mobile B2B Fintech and Financial Services Marketplace (“Hub”). The Company’s activities are subject to significant risks and uncertainties, including the need to secure additional funding to optimize the Company’s existing technology.

The Company’s ’s unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These unaudited consolidated financial statements include the accounts of its wholly owned subsidiaries, Mobetize Canada Inc., and Mobetize USA Inc. All significant intercompany transactions and balances have been eliminated. The accompanying quarterly unaudited consolidated financial statements should be read in conjunction with the annual financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission on Form 10-K for the fiscal year ended March 31, 2017.

In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods shown. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

On July 11, 2017, the Company completed a consolidation of its issued and outstanding common shares on a one for one hundred (1/100) basis and a decrease in the number of its authorized common and preferred shares. All share and per share amounts have been retroactively restated to reflect the share consolidation.

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize assets and discharge liabilities in the normal course of business. As of September 30, 2017, the Company has an accumulated deficit of $8,330,831, a history of net losses and a working capital deficiency of $530,433. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon continuing financial support from management, increasing sales, securing debt or equity financing, cutting operating costs, launching viable products, and realizing profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MOBETIZE CORP.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

3. Joint Venture

On January 12, 2017, the Company entered into a Gateway License Agreement and Joint Venture Agreement (“Joint Venture”) with CPT Secure, Inc. (“CPT”), a company controlled by a shareholder of the Company, to further develop certain payment processing technology (“CPT IP”) on a 50/50 basis. In connection with the Joint Venture, the Company issued 500,000 Series B Preferred Shares with a fair value of $125,000 on January 12, 2017, to CPT in consideration for the license to the CPT IP which was contributed to MPAY Gateway Services Inc.. The license to the CPT IP has a term to January 11, 2019, and can be automatically renewed for successive two year periods unless either party elects not to renew 60 days prior to expiration. The license fee of $125,000 is being amortized over the initial term of the license. During the three months ended June 30, 2017, the Company recognized amortization of $10,103 on the license prior to transfer, which amount has been included in research and development expense.

Effective May 29, 2017, the Company and CPT incorporated a joint venture company, MPAY Gateway Services Inc. (“MPAY”). Upon incorporation of MPAY, the Company transferred the remaining carrying value of the license to the CPT IP of $101,541 to MPAY, which has been presented on the balance sheet as an investment in joint venture. During the six months ended September 30, 2017, the Company recognized a loss on joint venture of $10,713, representing the Company’s 50% interest in the change in equity of MPAY.

4. Equipment

Equipment, net consisted of the following:

	September 30, 2017	March 31, 2017

Computer equipment	$15,460	$14,421
Furniture	1,259	1,174
Total	16,719	15,595
Less: accumulated amortization	10,212	7,966
Equipment, net	$6,507	$7,629

During the three months ended September 30, 2017, equipment cost increased by $1,124, and accumulated amortization was impacted by $591, as a result of foreign currency translation adjustments.

5. Promissory Note

On September 13, 2017, the Company entered into a Bridge Loan Promissory Note with a third party, whereby the Company received proceeds of $20,152 (CDN$25,000), which is non-interest bearing, unsecured, and matures on October 13, 2017 (Note 14). In consideration for the loan, the Company will pay a bridge loan fee of CDN$2,500 at the maturity date.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

6. Convertible Promissory Notes

Date of issuance	Principal September 30, 2017	Principal March 31, 2017	Interest	Maturity
November 21, 2016(1)	$—	40,000	6% per annum	November 21, 2017
January 27, 2017(2)	$—	125,000	12% per annum	January 27, 2018
January 30, 2017(3)	$—	75,000	12% per annum	January 30, 2018
	$—	$240,000

(1)	November 21, 2016 Issuance - $40,000:

•	Issued net of $2,400 of prepaid interest, based on an interest rate of 6% per annum (Note7 (j))
•	The conversion feature was exercisable at the option of the holder (the “Conversion Feature”). The Conversion Feature enabled the holder to convert any portion of their outstanding Convertible Promissory Note principal balance into common shares at $0.25 per share on or after May 20, 2017, but no later than the maturity date.
•	The Company evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, it was determined that no beneficial conversion feature existed on the commitment date.
•	On April 21, 2017, the Company issued 160,000 Series B Preferred Shares pursuant to the conversion of $40,000 of the convertible promissory notes.
(2)	January 27, 2017 Issuance - $125,000:

•	Issued net of $15,000 of prepaid interest, based on an interest rate of 12% per annum.
•	Of the $125,000 Convertible Promissory Notes, $50,000 is owed to a Director of the Company (Note 7(j)).
•	The Conversion Feature enables the holder to convert any portion of their outstanding Convertible Promissory Note principal balance into common shares at $0.50 per share on or after July 26, 2017, but no later than the maturity date.
•	The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, it was determined that no beneficial conversion feature existed on the commitment date.
•	On August 3, 2017, the Company issued 250,000 Series B Preferred Shares pursuant to the conversion of $125,000 of the convertible promissory notes.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

6. Convertible Promissory Notes - continued

(3)	January 30, 2017 Issuance - $75,000:

•	Issued net of $9,000 of prepaid interest, based on an interest rate of 12% per annum.
•	The $75,000 Convertible Promissory Note is owed to a Director of the Company (Note 7(j)).
•	The Conversion Feature enables the holder to convert any portion of their outstanding Convertible Promissory Note principal balance into common shares at $0.50 per share on or after July 29, 2017, but no later than the maturity date.
•	The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, it was determined that no beneficial conversion feature existed on the commitment date.
•	On August 3, 2017, the Company issued 150,000 Series B Preferred Shares pursuant to the conversion of $75,000 of the convertible promissory note.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

7. Related Party Transactions

	Six months ended September 30,
Transactions with related parties	2017	2016
(a) Transactions incurred with the CEO or companies controlled by the CEO:
Management fees	$63,016	$37,500
Management fees – Stock-based compensation	613	20,284
Research and development	75,815	58,050
General and administrative	13,182	6,060
	$152,626	$121,894
(b) Transactions incurred with the former CFO’s or a company controlled by a former CFO:
Management fees	$—	$—
General and administrative	—	8,100
	$—	$8,100
(c) Transactions incurred with the Chairman of the Company
Management fees (1)	$6,000	$27,000
Management fees – Stock-based compensation	16,757	42,738
	$22,757	$69,738
(d) Transactions incurred with a Director of the Company
Management fees – Stock-based compensation	$6,703	$17,095
General and administrative – Interest on convertible promissory note	13,605	3,000
	$20,308	$20,095
(e) Transactions incurred with a shareholder of the Company
Investor relations and promotion	$77,078	$—
	$77,078	$—

Related party balances, as at	September 30, 2017	March 31, 2017
(f) Amounts owed to the former CFO (existing shareholder):
Accounts payable and accrued liabilities	$19,606	$18,346

(g) Amounts owed to companies controlled by the CEO:
Accounts payable and accrued liabilities	$322,574	275,687
Promissory note – June 2, 2017(2)	25,000	25,000
Promissory note – July 11, 2017(3)	20,152	18,798
	$367,726	$319,485
(h) Amounts owed to the Chairman of the Company	$15,000	$9,000

(i) Amounts prepaid to a company controlled by the CEO
Prepaid interest on promissory notes	$—	$2,461

(j) Amounts owed to a Director of the Company
Convertible promissory note November 21, 2017 (Note 6(1)))	$—	$20,000
Convertible promissory note January 27, 2018 (Note 6(2)))	—	50,000
Convertible promissory note January 30, 2018 (Note 6(3)))	—	75,000
	$—	$145,000
(k) Amounts prepaid to a Director of the Company
Accounts payable and accrued liabilities	$427	$—
Promissory note – September 17, 2017(4)	100,000	—
	$100,427	$—
Prepaid interest on convertible promissory notes	$—	$13,178

(l) Amounts owed to a shareholder of the Company
Accounts payable and accrued liabilities	$47,845	$17,358

(1)	On July 1, 2016, the Company entered into an agreement with its Chairman whereby he would provide services to the Company at a monthly rate of $1,000 for a period of two years ending on June 30, 2018.
(2)	The promissory note maturing on June 2, 2017, was issued with a twelve-month term, comprises $25,000 principal, and bears interest at 12% per annum. The principal balance included prepaid interest of $3,000.
(3)	The promissory note maturing on July 11, 2017, was issued with a twelve-month term, comprises $20,152 (CAD $25,000) principal, and bears interest at 12% per annum. The principal balance included prepaid interest of $2,418 (CAD $3,000).
(4)	The promissory note maturing on March 17, 2018, was issued with a 6-month term, comprises $100,000 principal, and bears interest at 12% per annum.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

8. Common Stock and Preferred Stock

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

•    On April 21, 2017, the Company issued 160,000 Series B Preferred Shares pursuant to the conversion of $40,000 in convertible promissory notes at a conversion price of $0.25 per share (Note 6(1)).

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

•     On August 3, 2017, the Company issued 400,000 Series B Preferred Shares pursuant to the conversion of $200,000 in convertible promissory notes at a conversion price of $0.50 per share (Note 6(2) and 6(3)).

MOBETIZE CORP.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

9. Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $
Balance, March 31, 2017 and September 30, 2017	26,364	104

As at September 30, 2017, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date
6,944	100	June 24, 2018
3,866	125	December 10, 2018
15,554	100	September 1, 2018
26,364

10. Stock Options

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

The following table summarizes the continuity of stock options:

	Number of stock options	Weighted average exercise price $
Balance, March 31, 2016	23,812	60
Expired	(2,885)	60
Cancelled	(727)	60
Outstanding, March 31, 2017 and September 30, 2017	20,200	60

Exercisable, September 30, 2017	17,720	60

As at September 30, 2017, the following share purchase options were outstanding:

Number of options outstanding	Number of options vested	Exercise price $	Expiry date
20,200	17,720	60	September 30, 2020

During the six months ended September 30, 2017, $32,907 (2016 - $127,439) in stock-based compensation expense was recorded and allocated amongst general and administrative, consulting fees, management fees, and research and development expenses. The intrinsic value of the options was $nil at September 30, 2017, and March 31, 2017.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

11. Concentration of Risk

Revenues are currently generated through licensing, professional services, and payment processing services provided by Mobetize to our existing customers. During the six months ended September 30, 2017, the Company had revenues from five customers (2016 –five customers) with 62% (2016 – 66%) of revenues generated from the Company’s largest customer. At September 30, 2017, the Company’s accounts receivable is concentrated and due from four customers (March 31, 2017 – five customers) with 89% (March 31, 2017 – 61%) of accounts receivable due from the Company’s largest customer.

12. Commitments and Claims

a)	The Company has an obligation under a rental lease for its office. As of September 30, 2017, the remaining term of the lease is 15 months with monthly payments of $4,995. The Company’s lease includes a renewal option.
b)	The Company received a Citation and Notice of Assessment dated October 14, 2016, that Stephen J. Fowler (“Fowler”), a former Director and Chief Financial Officer of the Company, had initiated a complaint with the State of Washington Department of Labor and Industries for amounts allegedly due to him for unpaid wages of $45,000 in wages in addition to assessed interest of $3,368, and a penalty of $4,500. An appeal presented by the Company alleged that the calculation of amounts due to Fowler was incorrect and that he had improperly obtained shares of its common stock. A hearing before the Office of Administrative Hearings has not been set. See Note 7(f) for amounts recorded as owed to Fowler.

The Company received a Notice of Civil Claim dated April 26, 2017, filed in the British Columbia Supreme Court by Fowler, naming the Company and its three present directors as defendants. Fowler asserts claims against Mobetize for unpaid expenses, and breach of contract. He also asserts claims for breach of fiduciary duty, misrepresentation and conspiracy. The Company has advanced its own counterclaims against Fowler, including fraudulent or negligent misrepresentation, breach of fiduciary duty, negligence and unjust enrichment. On June 23, 2017, Mobetize filed its response to Fowler’s claims and its own counterclaims against Fowler. No trial date has been set.

The Company received a Complaint dated May 12, 2017, filed in the Second Judicial District Court of the State of Nevada, by Fowler naming the Company and its three present directors as defendants. The Nevada action concerns substantially the same facts and seeks substantially the same relief as Fowler’s British Columbia action. On June 23, 2017, the Company filed a Motion to Dismiss or in the alternative, an Application for Preliminary Injunction to either dismiss or stay the Complaint. On October 31, 2017, the Company attended a court hearing on its Motion to Dismiss. The court has not rendered a decision on the Motion to Dismiss and no trial date has been set.

The Company received a Complaint dated May 3, 2017, filed in the Eight Judicial District Court of the State of Nevada by Cary Fields (“Fields”) naming the Company and its three present directors as defendants, to obtain a preliminary injunction to enjoin a consolidation of the Company’s common stock, and seek damages for breach of fiduciary duty, conversion and unjust enrichment. On May 18, 2017, after due consideration, the court denied Fields application and determined not to grant a temporary injunction. The court did not rule on the question of alleged damages to Fields. On August 4, 2017, the Company and its three directors received an Amended Complaint seeking damages for breach of fiduciary duty, conversion and unjust enrichment. On November 17,2017 in the Eight Judicial District Court of the State of Nevada, the Company filed a Motion dismiss the Amended Complaint. A trial date has been set for October 8, 2018.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

13. Segment Information

The Company has a single operating segment being the provision of Fintech Solutions and Services to businesses located in Canada and the United States of America (“USA”). Revenues are generated in Canada and the USA while all assets are located in Canada. During the six months ended September 30, 2017, the Company generated revenue of $56,607 (CDN$70,927) in Canada and $124,912 in the USA. The costs incurred to generate this revenue are expensed as research and development. At September 30, 2017, the Company’s long-lived assets are located in Canada.

14. Subsequent Events

The Company evaluated its September 30, 2017, consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements except as described below.

On October 4, 2017, the Company repaid a Bridge Loan Promissory Note of CDN$25,000 and paid a bridge loan fee of CDN$2,500 (Note 5).

On November 7, 2017, the Company entered into a $50,000 Bridge Loan Promissory Note with Donald Duberstein. Interest accrues at the rate of twelve percent (12%) per annum, compounded annually, based on a 365-day year and the actual number of days elapsed. Interest is payable by the Company on a monthly basis in the amount of $500.00.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is March 31. All information presented herein is based on the three and six month periods ended September 30, 2017 and September 30, 2016.

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

Recent Business Developments

FICANEX – On September 11, 2017, we entered into a Master Services Agreement with FICANEX Technology Limited Partnership (“FICANEX”) to co-develop and market innovative financial services solutions (the “FICANEX Agreement”). The initial solution is focused on providing mobile international money remittance services. FICANEX will adopt certain services and technologies from the Hub to position itself as a fintech banking services accelerator to over 170 member financial institution across Canada. The Agreement has a three-year term and automatically renews for one additional three-year term.

CPT Joint Venture – On May 29, 2017, MPAY Gateway Services Inc. was formed in connection with a Joint Venture Agreement between the Company and CPT Secure Inc. (“CPT”) dated January 12, 2017, to develop payment processing technology (the “Joint Venture Agreement”). The Joint Venture Agreement required the Company to issue 500,000 shares of Series B Preferred to CPT in consideration for the license of CPT technology to the joint venture. The license has a two-year term that can be automatically renewed for successive two year periods unless either party elects not to renew no later than 60 days prior to expiration.

Tata Communications – On February 1, 2017, dated effective December 15, 2016, we entered into a Software Application License, Customization Development and Service Level Agreement with Tata Communications (America) Inc. (“Tata”) to govern the global deployment of our Services for its customers through our Hub (the “Tata Agreement”). The parties agreed to a five-year strategic partnership from which we expect to generate revenue from service level support fees and the sharing of transactional income; advance our technology alliance to accelerate new Fintech revenue sharing opportunities; and focus our partnership on Fintech product innovation.

GF Financial Group – On September 27, 2016, effective September 20, 2016, we entered into a Software Application License, Customization Development and Service Level Agreement (the “GF Financial Agreement”) with GF Financial Group (“GF”) to partner in offering a mobile personal lending facility with omni-channel capabilities to its customers built on our Fintech platform. GF customers will be able to apply for and be approved for personal loans initiated from their mobile devices. A roll out of the application was successfully implemented in the second quarter of 2017.

RESULTS OF OPERATIONS

	US $		US $
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$65,789	$140,630	$181,519	$216,248
Operating Expenses	518,130	338,738	1,008,646	822,045
Net Loss	(460,314)	(198,108)	(852,516)	(605,797)

Revenues

The Company generated $65,789 of revenue in the three months ended September 30, 2017, compared to revenues of $140,630 during the same period in 2016, a decrease of 53%. The Company generated $181,519 of revenue in the six months ended September 30, 2017, compared to revenues of $216,248 during the same period in 2016, a decrease of 16%. Revenues in the three and six month periods were generated from licensing services, providing professional services, and payment processing for our customers. The decrease in revenues over the comparative three and six month periods can be attributed to a decrease in contract development revenue and professional service receipts in the current three and six month periods without the any transactional revenues.

We expect that revenues will increase in future periods as the Company anticipates its first transactional revenues in the second half of the calendar year 2017.

Operating Expenses

Operating expenses for the three and six month periods ended September 30, 2017 and 2016 are outlined in the following table:

	US $		US $
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Depreciation	884	795	1,655	1,600
General and administrative	93,066	96,040	205,598	203,660
General and administrative – related party	17,046	12,977	26,787	17,160
Investor relations and promotion	—	15,010	—	49,525
Investor relations and promotion –related party	60,000	—	77,078	—
Consulting fees	5,871	33,147	12,351	58,953
Management fees – related party	45,718	61,728	93,089	144,617
Professional fees	124,172	12,002	260,901	96,705
Research and development	127,932	76,143	255,372	191,755
Research and development – related party	43,441	30,896	75,815	58,050
Total Operating Expenses	518,130	338,738	1,008,646	822,045
NET LOSS	(460,314)	(198,108)	(852,516)	(605,797)
NET LOSS PER SHARE - Basic and Diluted	(1.96)	(0.85)	(3.64)	(2.59)

For the three months ended September 30, 2017, operating expenses were $518,130 compared with $338,739 for the three months ended September 30, 2016, an increase of 53%. For the six months ended September 30, 2017, operating expenses were $1,008,646 compared with $822,045 for the six months ended September 30, 2016, an increase of 23%. The increases in operating expenses for the current three and six month periods can be attributed to increases in professional fees and research and development expenses, offset by a decrease in investor relations promotion costs, consulting fees and management fees over the prior comparable three and six month periods. The increase in professional fees and research and development costs in the current three and six month periods can be attributed to ongoing litigation and increases in the research and development budget. The decrease in investor relations, promotion costs, consulting fees and management fees in the current three and six month periods can be attributed to a restructuring of management and changes in corporate responsibilities over the prior comparable three and six month periods.

We expect that operating expenses will increase over future periods as Mobetize expands its business to focus on joint research and development activities, enhance its product pipeline, and grow its revenue model.

Net Losses

For the three months ended September 30, 2017, net losses were $460,314 compared to net losses of $198,108 for the three months ended September 30, 2016, an increase of 132%. For the six months ended September 30, 2017, net losses were $812,516 compared to net losses of $605,797 for the six months ended September 30, 2016, an increase of 23%. The increase in net losses for the current three and six month periods can be attributed to the decrease in revenue and the increase in operating expenses over the prior comparable three and six month periods.

We believe that net losses will continue to diminish over future periods as revenue is expected to grow the effect of operating efficiencies on our business are carefully monitored to ensure the most cost effective realization of our business plan.

Liquidity and Capital Resources

	US $
	September 30, 2017	March 31, 2017
Current Assets	$200,598	$709,000
Total Assets	297,933	828,273
Current Liabilities	731,031	713,550
Total Liabilities	731,031	713,550
Working Capital Deficiency	530,433	4,550

The Company had a working capital deficit of $530,433 as of September 30, 2017, and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are not expected to be sufficient to fund operations over the next twelve months.

Total current assets as of September 30, 2017, were $200,598 which consisted of $103,650 in cash, $46,963 in accounts receivable, $49,985 in prepaid expenses and deposits. Total assets were $297,933 which consisted of current assets, intangible assets of $6,507 and an investment in a joint venture of $90,828.

Total current liabilities as of September 30, 2017, were $731,031which consisted of accounts payable of $159,295, accounts payable and accrued liabilities – related party $405,452, deposits due to customers of $980, a promissory note due to a related party of $20,152 and promissory notes of $145,152. Total liabilities were $731,031which consisted entirely of current liabilities.

Stockholders’ deficit as of September 30, 2017, was $433,098.

Cash Flows

	US $
	Six months ended
	September 30, 2017	September 30, 2016
Cash flows used in Operating Activities	$(549,980)	$(229,667)
Cash flows used in Investing Activities	—	—
Cash flows provided by Financing Activities	120,152	21,380
Effect of exchange rate changes on cash	(1,960)	(105)
Net Decrease in Cash During Period	(431,788)	(208,392

Cash flows used in Operating Activities

During the six months ended September 30, 2017, the Company used $549,980 in operating activities as compared to $229,667 of cash used in operating activities during the six months ended September 30, 2016. The change in cash used in operating activities over the comparative periods, is primarily attributed to a number of items that are book expense items which do not affect the total amount relative to actual cash used including amortization, depreciation, loss on joint venture, and share based compensation. Balance sheet accounts that actually affect cash, but are not income statement related items that are added or deducted to arrive at net cash used in operating activities, include loss on settlement of accounts payable, accounts receivable, and accounts payable.

The Company expects to continue to use cash flow in operating activities until such time as losses transition to profit on the expectation that revenues will increase.

Cash flows used in Investing Activities

During the six months ended September 30, 2017, and September 30, 2016, the Company used $nil in investing activities.

The Company expects to use cash flow in investing activities in future periods as it will require additional investment to grow its business model.

Cash flows provided by Financing Activities

During the six months ended September 30, 2017, the Company realized $120,152 in proceeds provided by financing activities compared to $21,380 in proceeds provided by financing activities during the six months ended September 30, 2016. The proceeds provided by financing activities in the current six-month period were realized in connection with related and non-related promissory notes. The proceeds provided by financing activities in the prior six month period were realized in connection with a shareholder loan, a convertible promissory note and promissory notes from related parties, offset by the repayment of a promissory note provided by a related party.

Mobetize expects to realize cash flow from financing activities in future periods until such time as it can increase revenue to the point at which it can maintain operations and fund business growth.

FINANCING

We have financed operations to date from the proceeds of private placements of common stock, the exercise of warrants, the issuance of convertible promissory notes, and advances from directors and shareholders. Our business plan does anticipate increases in operating expenses and capital expenditures over the next twelve months in relation to: (i) product development; (ii) research and development to enhance existing products and create new ones; (iii) marketing expenses; and (iv) ongoing litigation. We expect that our working capital requirements will be funded over this period by a combination of revenue, shareholder debt or equity private placements of our securities and if necessary, shareholder loans. Despite our expectation, we have no agreements to obtain funds through bank loans, lines of credit or any other sources. Since we have no financing committed, our inability to realize financing to maintain operations and grow our business would materially restrict our business operations.

The Company has adopted a stock option plan pursuant to which it can grant up to 3,000,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of September 30, 2017, 20,200 options with an exercise price of $60.00 had been granted, 17,720 of which have vested. Except for the 2015 Stock Option Plan, we have no other defined benefit plan with any of our officers or directors.

The Company has no lines of credit or other bank financing arrangements in place.

The Company has no commitments for future capital expenditures that are material.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

The Company does not expect to pay cash dividends in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2017, financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2017, the Company had an accumulated deficit of $8,330,831, a history of net losses and cash used in operating activities, and a working capital deficiency of $530,433. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon continued financial support from management, increasing revenue, procuring additional debt or equity financing as necessary, decreasing operating costs, realizing commercially viable products, and generating a profit.

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

The Company recognizes revenue from payment processing, licensing, and provision of professional services. Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is reasonably assured.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including stock purchase warrants and stock options, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.

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

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a Beneficial Conversion Feature and related debt discount.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. –- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is aware of certain legal proceedings as follows:

Stephen Fowler

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

The Company received a Notice of Civil Claim dated April 26, 2017, filed in British Columbia Supreme Court by a former director and chief financial officer, Fowler, naming the Company and its three present directors as defendants. Fowler asserts claims against the Company for unpaid expenses, and breach of contract. He also asserts that his shareholdings in the Company have been diluted due to certain actions of its current director, making claims including breach of contract, breach of fiduciary duty, misrepresentation and conspiracy. The Company and its directors believe that Fowler’s claims are without merit and are intent on vigorously defending against this action. Further, the Company has advanced counterclaims against Fowler, including a claim that that while Fowler was an officer and director of the Company, that he caused it to issue shares to himself to which he was not entitled. The Company’s counterclaims also assert claims against Fowler of fraudulent or negligent misrepresentation, breach of fiduciary duty, negligence and unjust enrichment. On June 23, 2017, the Company filed its response to Fowler’s claims and its own counterclaims against Fowler. No further steps in this action have been taken, and no trial date has been set.

The Company received a Complaint dated May 12, 2017, filed in the Second Judicial District Court of the State of Nevada, by Fowler naming the Company and its three present directors as defendants. The Nevada action concerns substantially the same facts and seeks substantially the same relief as Fowler’s British Columbia action. The Company takes the position that the filing of duplicative actions in the two jurisdictions constitutes an abuse of process, that British Columbia is the appropriate jurisdiction in which the plaintiff’s claims ought to be heard, and that the Nevada action ought to be dismissed or stayed for these reasons. On June 23, 2017, the Company filed a Motion to Dismiss or in the alternative, an Application for Preliminary Injunction to either dismiss or stay the Complaint. On October 31, 2017, the Company attended a court hearing on its Motion to Dismiss. The court has not rendered a decision on the Motion to Dismiss and no trial date has been set.

Cary Fields

The Company received a Complaint dated May 3, 2017, filed in the Eighth Judicial District Court of the State of Nevada by Cary Fields (“Fields”) naming the Company and its three present directors as defendants, to obtain a preliminary injunction to enjoin a consolidation of the Company’s common stock, and seek damages for breach of fiduciary duty, conversion and unjust enrichment. The Company and its directors believe that Fields’ claims are without merit and are intent on vigorously defending against this action. On May 18, 2017, after due consideration, the court denied Fields application and determined not to grant a temporary injunction. The court did not rule on the question of alleged damages to Fields. A formal order from the court as to the denial of a preliminary injunction remains pending. On August 4, 2017, Fields amended his Complaint to seek damages similar to those sought in his original filing and remediation of the consolidation of the Company’s common stock effected on July 11, 2017. The Company filed its response to the amended complaint on August 18, 2017, and thereafter responded to a production of documents request. The Court has set a trial date of October 8, 2018. On November 17, 2017, the Company filed a motion for judgment on the pleadings to dismiss the Complaint.

Item 1A.   Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 31, 2017, our Board of Directors authorized the issuance of 400,000 shares of Series B Preferred stock valued at $0.50 a share to certain individuals, earned in connection with conversion of promissory notes, in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as follows:

Name	Shares	Consideration	Value	Exemption
Alan Rothshild	50,000	$25,000	$0.50	Section 4(2)
David Duberstein	100,000	$50,000	$0.50	Section 4(2)
William Duberstein	100,000	$50,000	$0.50	Section 4(2)
Donald Duberstein	150,000	$75,000	$0.50	Section 4(2)

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions that did not involve a public offering; (2) the offerees had access to the kind of information which registration would disclose; and (3) the offerees were financially sophisticated.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 11, 2017, the Company consolidated its issued and outstanding common shares on a 1/100 basis, and amended its Articles to decrease the number of authorized shares of common from 525,000,000 shares par value $0.001 to 250,000,000 shares par value $0.001 and to decrease the number of authorized preferred from 250,000,000 shares with a par value $0.001 to 75,000,000 with a par value $0.001.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 27 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBETIZE CORP.	DATE

/s/ Ajay Hans	November 20, 2017
By: Ajay Hans
Its: Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1*	Articles of Incorporation, incorporated hereto by reference to the Form S-1, filed with the Commission on May 30, 2012.
3.1.1*	Certificate of Amendment filed on August 8, 2013 incorporated by reference to the Form 8-K filed with the Commission on August 15, 2013.
3.1.2*	Certificate of Designation Series A Preferred filed on February 4, 2016, incorporated by reference to the Form 8-K filed with the Commission on February 11, 2016.
3.1.3*	Certificate of Amended Designation Series A Preferred filed on May 20, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.
3.1.4*	Certificate of Designation Series B Preferred filed on May 23, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.
3.1.5*	Certificate of Amended Designation Series B Preferred filed on May 31, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.
3.2*	Bylaws, incorporated by reference to the Form S-1, filed with the Commission on May 30, 2012.
3.2.1*	Amended Bylaws, incorporated by reference to the Form 8-K filed with the Commission on February 11, 2016.
10.1*	Management Services Agreement between Mobetize and Alligato, Inc. dated June 1, 2013, incorporated by reference to the Form 8-K filed with the Commission on September 16, 2013.
10.2*	Management Services Agreement between Mobetize and 053574 BC Ltd. dated June 1, 2013, incorporated hereto by reference to the Form 8-K filed with the Commission on September 16, 2013.
10.3*	Consulting Agreement between Mobetize and Stephen Fowler dated July 15, 2013, incorporated hereto by reference to the Form 8KA filed with the Commission on October 28, 2013.
10.4*	Assignment of Debt Agreement between Mobetize and Stephen Fowler dated April 4, 2012, incorporated by reference to the Form 8-K/A filed with the Commission on November 22, 2013.
10.5*	License Assignment Agreement between Telepay, Inc. and Baccarat Overseas Ltd. dated August 21, 2012, incorporated by reference to the Form 8-K filed with the Commission on September 16, 2013.
10.6*	Consulting agreement between Mobetize and Tanuki Business Consulting, Inc. dated September 23, 2013, incorporated by reference to the Form 8-K filed with the Commission on October 1, 2013.
10.7*	Consulting Agreement between Mobetize and Hugo Cuevas-Mohr dated October 1, 2013, incorporated by reference to the Form 8-K filed with the Commission on March 18, 2014.
10.8*	Consulting agreement between Mobetize and Institutional Marketing Services, Inc. dated November 13, 2013, incorporated by reference to the Form 8-K filed with the Commission on March 18, 2014.
10.9*	Form of Subscription Agreement with the Subscribers dated June 25, 2014, incorporated by reference to the Form 10-K filed with the Commission on June 30, 2014.
10.10*	Management Consulting Agreement between Mobetize Corp. and Ajay Hans dated July 1, 2014, incorporated by reference to the Form 10-K/A filed with the Commission on July 13, 2016.
10.11	Software Application License, Customization Development and Service Level Agreement dated September 20, 2016, between Mobetize and GF Financial Group (certain commercial terms have been omitted in connection with an application pending with the Commission for confidential treatment).
10.12	Joint Venture Agreement dated January 17, 2017 between Mobetize and CPT Secure Inc.
10.13*	Software Application License, Customization Development and Service Level Agreement dated February 1, 2017, effective December 15, 2016, between Mobeitze USA Inc. and Tata Communications (America) Inc. incorporated by reference to the 8-K filed with the Commission on February 6, 2017 (certain commercial terms have been omitted in connection with an application pending with the Commission for confidential treatment).
14	Code of Business Conduct and Ethics adopted by Mobetize Corp.’s Board of Directors on July 26, 2016.
21*	Subsidiaries of Mobetize incorporated by reference to the Form 10-K/A filed with the Commission on July 13, 2016
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached.
32.	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached.
99*	2015 Mobetize Stock Option Plan dated August 10, 2015, incorporated by reference to the Form 8-K filed with the Commission on August 11, 2015.
101.INS	XBRL Instance Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase†
101.LAB	XBRL Taxonomy Extension Label Linkbase†
101.DEF	XBRL Taxonomy Extension Label Linkbase†
101.CAL	XBRL Taxonomy Extension Label Linkbase†
101.SCH	XBRL Taxonomy Extension Schema†

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

