Form 10-Q
period 2017-12-31
MOBETIZE, CORP.
filed 2018-02-12
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2017

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

Yes ☒ No ☐

At February 9, 2018, the number of shares outstanding of the registrant’s common stock, $0.001 par value was 234,541, the number of shares outstanding of registrant’s Series A preferred stock, $0.001 par value was 4,565,000, and the number of shares outstanding of registrants Series B preferred stock, $0.001 par value was 14,282,976.

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

MOBETIZE CORP.

Consolidated Balance Sheets

(Expressed in US dollars)

(Unaudited)

	DECEMBER 31, 2017	MARCH 31, 2017
ASSETS
Current Assets:
Cash	$16,798	$535,438
Accounts receivable	132,175	113,140
Prepaid expenses and deposits	50,651	44,783
Prepaid expenses and deposits – related party (Note 7(i) and (k))	—	15,639
Total Current Assets	199,624	709,000
Intangible asset (Note 3)	—	111,644
Equipment, net (Note 4)	5,596	7,629
Investment in joint venture (Note 3)	82,942	—
TOTAL ASSETS	$288,162	$828,273

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$182,104	$108,381
Accounts payable and accrued liabilities - related party (Note 7)	477,592	320,391
Deposits due to customers	8,934	980
Promissory notes – related party (Note 7(g) and (j))	294,885	43,798
Convertible promissory notes (Note 6)	—	240,000
TOTAL LIABILITIES	$963,515	$713,550

STOCKHOLDERS' (DEFICIENCY) EQUITY
Common stock, $0.001 Par Value: 250,000,000 authorized and 234,541 common shares issued and outstanding (Note 8(a))	$235	$235
Preferred stock, $0.001 Par Value: 75,000,000 authorized
Preferred stock – Series A, $0.001 Par Value: 10,000,000 authorized and 4,565,000 shares issued and outstanding (Note 8(b))	4,565	4,565
Preferred stock – Series B, $0.001 Par Value: 25,000,000 authorized and 14,282,976 (March 31, 2017 – 13,688,408) shares issued and outstanding (Note 8(c))	14,283	13,688
Warrants reserve	676,964	676,964
Options reserve	994,434	952,828
Additional paid-in capital	6,228,999	5,955,025
Accumulated other comprehensive loss	(22,632)	(10,267)
Accumulated deficit	(8,572,201)	(7,478,315)
Total Stockholders' (Deficiency) Equity	(675,353)	114,723
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	$288,162	$828,273

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in US dollars)

(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2017	2016	2017	2016

OPERATING REVENUES
Revenues (Note 11)	$152,342	$149,138	$333,861	$365,386

OPERATING EXPENSES
Depreciation (Note 4)	761	777	2,416	2,377
General and administrative	91,353	12,775	296,952	216,435
General and administrative – related party (Note 7)	12,236	67,093	39,022	84,253
Investor relations and promotion	695	15,684	696	65,209
Investor relations and promotion – related party (Note 7)	30,000	—	107,078	—
Consulting fees	666	529	13,017	28,692
Management fees – related party (Note 7)	39,830	58,932	132,918	234,339
Professional fees	86,017	21,015	346,918	117,720
Research and development	84,301	74,311	339,673	266,086
Research and development - related party (Note 7)	39,967	38,977	115,782	97,027
Total Operating Expenses	385,826	290,093	1,394,472	1,112,138

LOSS BEFORE OTHER ITEMS	(233,484)	(140,955)	(1,060,611)	(746,752)

OTHER ITEMS
Loss on joint venture (Note 3)	(7,886)	—	(18,599)	—
Loss on settlement of accounts payable (Note 8(c))	—	—	(14,676)	—

NET LOSS	$(241,370)	$(140,955)	$(1,093,886)	$(746,752)

NET LOSS PER SHARE
Basic and diluted	$(1.03)	$(0.60)	$(4.66)	$(3.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	234,541	234,502	234,541	246,384

COMPREHENSIVE LOSS
Net loss	$(241,370)	$(140,955)	$(1,093,886)	$(746,752)
Other comprehensive loss:
Cumulative translation adjustment	(9,584)	1,184	(12,365)	964
Comprehensive loss	$(250,954)	$(139,771)	$(1,106,251)	$(745,788)

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	NINE MONTHS ENDED DECEMBER 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,093,886)	$(746,752)
Items not affecting cash:
Amortization of intangible asset – research and development (Note 3)	10,103	—
Depreciation	2,416	2,377
Interest accrued on accounts payable – related party	4,579	2,859
Loss on joint venture	18,599	—
Loss on settlement of accounts payable	14,676	—
Shares issued for services	—	61,200
Stock-based compensation (Note 10)	41,606	167,033
Changes in non-cash working capital:
Accounts receivable	(19,035)	(994)
Prepaid expenses and deposits	(5,868)	8,662
Prepaid expenses and deposits – related party	15,639	1,031
Accounts payable and accrued liabilities	93,616	90,987
Accounts payable and accrued liabilities - related party	152,622	129,912
Deposits due to customers	7,954	(500)
Net cash used in operating activities	(756,979)	(284,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loans, net of repayments	—	13,399
Proceeds from convertible promissory note, net of prepaid interest	—	65,000
Proceeds from promissory note	20,152	—
Proceeds from promissory note, net of prepaid interest-related party	250,000	44,188
Repayment of promissory note	(20,152)	—
Net cash provided by financing activities	250,000	122,587

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11,661)	739

NET DECREASE IN CASH	(518,640)	(160,859)
CASH - BEGINNING OF PERIOD	535,438	210,341
CASH - END OF PERIOD	$16,798	$49,482

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued upon conversion of convertible promissory note	$240,000	$—
Shares issued to settle accounts payable	$34,568	$27,500
Shares issued to settle promissory note – related party	$—	$46,500
Transfer from intangible asset to investment in joint venture	$101,541	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$—	$13,703
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

December 31, 2017

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

The Company’s unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These unaudited consolidated financial statements include the accounts of its wholly owned subsidiaries, Mobetize Canada Inc., and Mobetize USA Inc. All significant intercompany transactions and balances have been eliminated. The accompanying quarterly unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission on Form 10-K for the fiscal year ended March 31, 2017.

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

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize assets and discharge liabilities in the normal course of business. As of December 31, 2017, the Company has an accumulated deficit of $8,572,201, a history of net losses and a working capital deficiency of $763,891. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon continuing financial support from management, increasing sales, securing debt or equity financing, cutting operating costs, launching viable products, and realizing profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2017-07, requiring certain changes to the presentation of the expenses related to post retirement benefits accounted for under Topic 715. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this standard is not expected to have a significant impact on the Company’s results of operations, financial condition, and cash flows. The adoption of this standard is expected to result in additional financial statement disclosures.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

December 31, 2017

(Unaudited)

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. The adoption of this standard is not expected to have a significant impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of this standard is not expected to have a significant impact on the Company’s results of operations, financial condition, and cash flows. The adoption of this standard is expected to result in additional financial statement disclosures.

3. Joint Venture

On January 12, 2017, the Company entered into a Gateway License Agreement and Joint Venture Agreement (“Joint Venture”) with CPT Secure, Inc. (“CPT”), a company controlled by a shareholder (related party) of the Company, to further develop certain payment processing technology (“CPT IP”) on a 50/50 basis. In connection with the Joint Venture, the Company issued 500,000 Series B Preferred Shares with a fair value of $125,000 on January 12, 2017, to CPT in consideration for the license to the CPT IP which was contributed to MPAY Gateway Services Inc., (see below) (“MPAY”). The license to the CPT IP has a term to January 11, 2019, and can be automatically renewed for successive two year periods unless either party elects not to renew 60 days prior to expiration. The license fee of $125,000 is being amortized over the initial term of the license. During the nine months ended December 31, 2017, the Company recognized amortization of $10,103 on the license prior to the transfer to MPAY which amount has been included in research and development expense.

Effective May 29, 2017, the Company and CPT incorporated a joint venture company, MPAY. Upon incorporation of MPAY, the Company transferred the remaining carrying value (after accumulated amortization) of the license to the CPT IP of $101,541 to MPAY, which has been presented on the balance sheet as an investment in joint venture. During the nine months ended December 31, 2017, the Company recognized a loss on joint venture of $18,599, representing the Company’s 50% interest in the change in net assets of MPAY.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

December 31, 2017

(Unaudited)

4. Equipment

Equipment, net consisted of the following:

	December 31, 2017	March 31, 2017
Computer equipment	$15,255	$14,421
Furniture	1,242	1,174
Total	16,497	15,595
Less: accumulated amortization	10,901	7,966
Equipment, net	$5,596	$7,629

During the three months ended December 31, 2017, equipment cost increased by $902, and accumulated amortization was impacted by $519, as a result of foreign currency translation adjustments.

5. Promissory Note

On September 13, 2017, the Company entered into a Bridge Loan Promissory Note with a third party, whereby the Company received proceeds of $20,152 (CDN$25,000), which is non-interest bearing, and matured on October 13, 2017. During the nine months ended December 31, 2017, the Company repaid the loan and paid a bridge loan fee of $1,942 (CDN$2,500) in consideration for the loan.

6. Convertible Promissory Notes

Date of issuance	Principal December 31, 2017	Principal March 31, 2017	Interest	Maturity
November 21, 2016(1)	$—	40,000	6% per annum	November 21, 2017
January 27, 2017(2)	$—	125,000	12% per annum	January 27, 2018
January 30, 2017(3)	$—	75,000	12% per annum	January 30, 2018
	$—	$240,000

(1)	November 21, 2016 Issuance - $40,000 (converted):

•	Issued net of $2,400 of prepaid interest, based on an interest rate of 6% per annum.
•	The conversion feature was exercisable at the option of the holder (the “Conversion Feature”). The Conversion Feature enabled the holder to convert any portion of their outstanding Convertible Promissory Note principal balance into common shares at $0.25 per share on or after May 20, 2017, but no later than the maturity date.
•	The Company evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, it was determined that no beneficial conversion feature existed on the commitment date.

•	On April 21, 2017, the Company issued 160,000 Series B Preferred Shares pursuant to the conversion of $40,000 of the convertible promissory notes. $20,000 of this issuance was owed to a director of the Company (Note 7 (j)).

MOBETIZE CORP.

Notes to Consolidated Financial Statements

December 31, 2017

(Unaudited)

(2)	January 27, 2017 Issuance - $125,000 (converted):

•	Issued net of $15,000 of prepaid interest, based on an interest rate of 12% per annum.
•	Of the $125,000 Convertible Promissory Notes, $50,000 is owed to a Director of the Company (Note 7(j)).
•	The Conversion Feature enabled the holder to convert any portion of their outstanding Convertible Promissory Note principal balance into common shares at $0.50 per share on or after July 26, 2017, but no later than the maturity date.
•	The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, it was determined that no beneficial conversion feature existed on the commitment date.
•	On August 3, 2017, the Company issued 250,000 Series B Preferred Shares pursuant to the conversion of $125,000 of the convertible promissory notes.

(3)	January 30, 2017 Issuance - $75,000 (converted):

•	Issued net of $9,000 of prepaid interest, based on an interest rate of 12% per annum.
•	The $75,000 Convertible Promissory Note is owed to a Director of the Company (Note 7(j)).
•	The Conversion Feature enabled the holder to convert any portion of their outstanding Convertible Promissory Note principal balance into common shares at $0.50 per share on or after July 29, 2017, but no later than the maturity date.
•	The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, it was determined that no beneficial conversion feature existed on the commitment date.

•	On August 3, 2017, the Company issued 150,000 Series B Preferred Shares pursuant to the conversion of $75,000 of the convertible promissory note.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

December 31, 2017

(Unaudited)

7. Related Party Transactions

	Nine months ended December 31,
Transactions with related parties	2017	2016
(a) Transactions incurred with the CEO or companies controlled by the CEO:
Management fees	$92,269	$91,039
Management fees – Stock-based compensation	613	25,340
Research and development	115,782	97,027
General and administrative	20,684	11,843
	$229,348	$225,249
(b) Transactions incurred with the former CFO’s or a company controlled by a former CFO:
Management fees	$—	$7,110
General and administrative	—	69,410
	$—	$76,520
(c) Transactions incurred with the Chairman of the Company
Management fees (1)	$9,000	$30,000
Management fees – Stock-based compensation	22,168	57,750
	$31,168	$87,750
(d) Transactions incurred with a Director of the Company
Management fees – Stock-based compensation	$8,868	$23,100
General and administrative – Interest on convertible promissory note	18,338	3,000
	$27,206	$26,100
(e) Transactions incurred with a shareholder of the Company
Investor relations and promotion	$107,078	$—
	$107,078	$—
Related party balances, as at	December 31, 2017	March 31, 2017
(f) Amounts owed to the former CFO (existing shareholder):
Accounts payable and accrued liabilities	$20,080	$18,346

(g) Amounts owed to companies controlled by the CEO:
Accounts payable and accrued liabilities	$374,229	275,687
Promissory note – June 2, 2017(2)	25,000	25,000
Promissory note – July 11, 2017(3)	19,885	18,798
	$418,184	$319,485
(h) Amounts owed to the Chairman of the Company (accounts payable)	$18,000	$9,000

(i) Amounts prepaid to a company controlled by the CEO
Prepaid interest on promissory notes	$—	$2,461

(j) Amounts owed to a Director of the Company
Accounts payable and accrued liabilities	$1,122	$—
Convertible promissory note November 21, 2017 (Note 6(1)))	—	20,000
Convertible promissory note January 27, 2018 (Note 6(2)))	—	50,000
Convertible promissory note January 30, 2018 (Note 6(3)))	—	75,000
Promissory note – September 17, 2017(4)	100,000	—
Promissory note – November 7, 2017(5)	50,000	—
Promissory note – December 5, 2017(6)	100,000	—
	$251,122	$145,000
(k) Amounts prepaid to a Director of the Company
Prepaid interest on convertible promissory notes	$—	$13,178

(l) Amounts owed to a shareholder of the Company
Accounts payable and accrued liabilities	$64,091	$17,358

MOBETIZE CORP.

Notes to Consolidated Financial Statements

December 31, 2017

(Unaudited)

(1)	On July 1, 2016, the Company entered into an agreement with the Company’s Chairman whereby he would provide services to the Company at a monthly rate of $1,000 for a period of two years ending on June 30, 2018.
(2)	The promissory note maturing on June 2, 2017, was issued with a twelve-month term, comprises $25,000 principal, and bears interest at 12% per annum. The principal balance included prepaid interest of $3,000.
(3)	The promissory note maturing on July 11, 2017, was issued with a twelve-month term, comprises $19,885 (CAD $25,000) principal, and bears interest at 12% per annum. The principal balance included prepaid interest of $2,386 (CAD $3,000).
(4)	The promissory note maturing on March 17, 2018, was issued with a 6-month term, comprises $100,000 principal, and bears interest at 12% per annum.
(5)	The promissory note maturing on November 7, 2018, was issued with a 12-month term, comprises $50,000 principal, and bears interest at 12% per annum.
(6)	The promissory note maturing on December 5, 2018, was issued with a 12-month term, comprises $100,000 principal, and bears interest at 12% per annum.

8. Common Stock and Preferred Stock

a)	Issuance of Common Stock:

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

• The Company has designated 10,000,000 of its authorized preferred shares (see below) as Series A Preferred Shares (“Series A Preferred Shares”). The Series A Preferred Shares have the same rights and privileges as the common stock, with the exception that the Series A Preferred Share holder has 10 votes per Series A Preferred Share versus one vote per share of common stock and does not have the right to sell the shares for a period of two years from the date of issue.

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

• The Company has designated 25,000,000 of its authorized preferred shares as Series B Preferred Shares (“Series B Preferred Shares”). The Series B Preferred Shares have the same rights and privileges as the common stock, with the exception that the Series B Preferred Shares have an anti-dilution provision and the Series B Preferred Share holder does not have the right to convert Series B Preferred Shares into shares of common stock for a period of two years from the date of issue.

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

MOBETIZE CORP.

Notes to Consolidated Financial Statements

December 31, 2017

(Unaudited)

9. Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $
Balance, March 31, 2017 and December 31, 2017	26,364	104

As at December 31, 2017, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date
6,944	100	June 24, 2018
3,866	125	December 10, 2018
15,554	100	September 1, 2018
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

The following table summarizes the continuity of stock options:

	Number of stock options	Weighted average exercise price $
Balance, March 31, 2016	23,812	60
Expired	(2,885)	60
Cancelled	(727)	60
Outstanding, March 31, 2017 and December 31, 2017	20,200	60

Exercisable, December 31, 2017	18,575	60

MOBETIZE CORP.

Notes to Consolidated Financial Statements

December 31, 2017

(Unaudited)

As at December 31, 2017, the following share purchase options were outstanding:

Number of options outstanding	Number of options vested	Exercise price $	Expiry date
20,200	18,575	60	September 30, 2020

During the nine months ended December 31, 2017, $41,606 (2016 - $167,033) in stock-based compensation expense was recorded and allocated amongst general and administrative, consulting fees, management fees (related party), and research and development expenses. The intrinsic value of the options was $nil at December 31, 2017, and March 31, 2017.

11. Concentration of Risk

Revenues are currently generated through licensing, professional services, and payment processing services provided by Mobetize to our existing customers. During the nine months ended December 31, 2017, the Company had revenues from five customers (2016 –five customers) with 56% (2016 – 56%) of revenues generated from the Company’s largest customer. At December 31, 2017, the Company’s accounts receivable is concentrated and due from four customers (March 31, 2017 – five customers) with 84% (March 31, 2017 – 61%) of accounts receivable due from the Company’s largest customer.

12. Commitments and Claims

a)	The Company has an obligation under a rental lease for its office. As of December 31, 2017, the remaining term of the lease is 15 months with monthly payments of $4,995. The Company’s lease includes a renewal option.

b)	The Company received a Citation and Notice of Assessment dated October 14, 2016 (“Citation”), that Stephen J. Fowler (“Fowler”), a former director and chief financial officer, had initiated a complaint with the State of Washington Department of Labor and Industries for amounts allegedly due to him for unpaid wages. The Citation declared that Fowler is owed $45,000 in wages in addition to an assessed interest of $3,368.74, and a penalty of $4,500. On November 8, 2016, the Company entered an appeal alleging that the calculation of amounts due to Fowler was incorrect and that Fowler had improperly obtained shares of its common stock which it intends to recover. The Company received a response from the Department of Labor and Industries dated November 18, 2016, in which it was advised that Fowler’s claim had been transferred to the Office of the Attorney General and that a hearing on the matter would be held by the Office of Administrative Hearings. A hearing date has been set for June 11, 2018.

MOBETIZE CORP.

Notes to Consolidated Financial Statements

December 31, 2017

(Unaudited)

c)	The Company received a Notice of Civil Claim dated April 26, 2017, filed in British Columbia Supreme Court by Fowler, naming the Company and its three present directors as defendants. Fowler asserts claims against the Company for unpaid expenses, and breach of contract. He also asserts that his shareholdings in the Company have been diluted due to certain actions of its current director, making claims including breach of contract, breach of fiduciary duty, misrepresentation and conspiracy. The Company and its directors believe that Fowler’s claims are without merit and are intent on vigorously defending against this action. Further, the Company has advanced counterclaims against Fowler, including a claim that that while Fowler was an officer and director of the Company, that he caused it to issue shares to himself to which he was not entitled. The Company’s counterclaims also assert claims against Fowler of fraudulent or negligent misrepresentation, breach of fiduciary duty, negligence and unjust enrichment. On June 23, 2017, the Company filed its response to Fowler’s claims and its own counterclaims against Fowler. No further steps in this action have been taken, and no trial date has been set.

d)	The Company received a Complaint dated May 12, 2017, filed in the Second Judicial District Court of the State of Nevada (Washoe County) by Fowler naming the Company and its three present directors as defendants. The Washoe County action concerns substantially the same facts and seeks substantially the same relief as Fowler’s British Columbia action. On June 23, 2017, the Company filed a Motion to Dismiss, or in the Alternative, Application for Preliminary Injunction to either dismiss or enjoin the Complaint. On October 31, 2017, the court held a hearing on the Motion. The court stayed the Washoe County action pending resolution of the British Columbia action. No trial date has been set.

e)	The Company received a Complaint dated May 3, 2017, filed in the Eighth Judicial District Court of the State of Nevada (Clark County) by Cary Fields (“Fields”) naming the Company and its three present directors as defendants, to obtain a preliminary injunction to enjoin a consolidation of the Company’s common stock, and seek damages for breach of fiduciary duty, conversion, and unjust enrichment. On May 18, 2017, after due consideration, the court denied Fields’ application for injunctive relief. The court did not rule on the question of Fields’ alleged damages. On August 4, 2017, the Company and its three directors received an Amended Complaint seeking damages for breach of fiduciary duty, conversion, and unjust enrichment. On November 17, 2017, the Company filed Defendants’ Motion for Judgment on the Pleadings. The court held hearings on the Motion on December 19, 2017 and January 9, 2018 and denied the Motion. A trial date has been set for October 8, 2018.

13. Segment Information

The Company has a single operating segment being the provision of Fintech Solutions and Services to businesses located in Canada and the United States of America (“USA”). Revenues are generated in Canada and the USA while all assets are located in Canada. During the nine months ended December 31, 2017, the Company generated revenue of $177,138 (CDN$228,094) in Canada and $156,723 in the USA. The costs incurred to generate this revenue are expensed as research and development. At December 31, 2017, the Company’s long-lived assets are located in Canada.

14. Subsequent Events

The Company evaluated its December 31, 2017, consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is March 31. All information presented herein is based on the three and nine month periods ended December 31, 2017 and December 31, 2016.

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

Recent Business Developments

FICANEX – On September 11, 2017, we entered into a Master Services Agreement with FICANEX Technology Limited Partnership (“FICANEX”) to co-develop and market innovative financial services solutions (the “FICANEX Agreement”). The initial solution is focused on providing mobile international money remittance services. FICANEX will adopt certain services and technologies from the Hub to position itself as a Fintech banking services accelerator to over 170 member financial institution across Canada. The FICANEX Agreement has a three-year term and automatically renews for one additional three-year term.

CPT Joint Venture – On May 29, 2017, MPAY Gateway Services Inc. was formed in connection with a Joint Venture Agreement between Mobetize and CPT Secure Inc. (“CPT”) dated January 12, 2017, to develop payment processing technology (the “Joint Venture Agreement”). The Joint Venture Agreement required Mobetize to issue 500,000 shares of Series B Preferred to CPT in consideration for the license of CPT technology to the joint venture. The license has a two-year term that can be automatically renewed for successive two year periods unless either party elects not to renew no later than 60 days prior to expiration.

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

RESULTS OF OPERATIONS

	US $		US $
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Revenues	$152,342	$149,138	$333,861	$365,386
Operating Expenses	385,826	290,093	1,394,472	1,112,138
Net Loss	(241,370)	(140,955)	(1,093,886)	(746,752)

Revenues

Mobetize generated $152,342 of revenue in the three months ended December 31, 2017, compared to revenues of $149,138 during the same period in 2016, an increase of 2%. Mobetize generated $333,861 of revenue in the nine months ended December 31, 2017, compared to revenues of $365,386 during the same period in 2016, a decrease of 9%. Revenues in the three and nine month periods were generated from consulting, contract development work, licensing services, providing professional services, and payment processing for our customers. The increase in revenues over the comparative three month periods can be attributed to an increase in contract development revenue and professional service activity in the current three month periods over the corresponding prior periods. The decrease in revenues over the comparative nine month periods can be attributed to a decrease in consulting revenue.

We expect that revenues will increase in future periods as Mobetize anticipates additional contract development revenue, professional service activity, licensing revenue, and its first transactional revenues in the first half of the calendar year 2018.

Operating Expenses

Operating expenses for the three and nine month periods ended December 31, 2017 and 2016 are outlined in the following table:

	US $		US $
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Depreciation	761	777	2,416	2,377
General and administrative	91,353	12,775	296,952	216,435
General and administrative – related party	12,236	67,093	39,022	84,253
Investor relations and promotion	695	15,684	696	65,209
Investor relations and promotion –related party	30,000	—	107,078	—
Consulting fees	666	529	13,017	28,692
Management fees – related party	39,830	58,932	132,918	234,339
Professional fees	86,017	21,015	346,918	117,720
Research and development	84,301	74,311	339,673	266,086
Research and development – related party	39,967	38,977	115,782	97,027
Total Operating Expenses	385,826	290,093	1,394,472	1,112,138
NET LOSS	(241,370)	(140,955)	(1,093,886)	(746,752)

For the three months ended December 31, 2017, operating expenses were $385,826 compared with $290,093 for the three months ended December 31, 2016, an increase of 33%. For the nine months ended December 31, 2017, operating expenses were $1,394,472 compared with $1,112,118 for the nine months ended December 31, 2016, an increase of 25%. The increases in operating expenses for the current three and nine month periods can be attributed to increases in investor relations fees, general and administrative fees, professional fees, research and development expenses. The increase in professional fees and research and development costs in the current three and nine month periods can be attributed to ongoing litigation and increases in the research and development budget. The increase in general and administrative fees in the current three and nine month periods can be attributed to a restructuring of management and changes in corporate responsibilities over the prior comparable three and nine month periods.

We expect that operating expenses will increase over future periods as Mobetize expands focuses on joint research and development activities, enhances its product pipeline, and grows its revenue model.

Net Losses

For the three months ended December 31, 2017, net loss was $241,370 compared to net loss of $140,955 for the three months ended December 31, 2016, an increase of 71%. For the nine months ended December 31, 2017, net losses were $1,093,886 compared to net losses of $746,752 for the nine months ended December 31, 2016, an increase of 47%. The increase in net losses for the current three and nine month periods can be primarily attributed to the increase in operating expenses over the prior comparable three and nine month periods.

We believe that net losses will continue to diminish over future periods as revenue is expected to grow the effect of operating efficiencies on our business are carefully monitored to ensure the most cost effective realization of our business plan.

Liquidity and Capital Resources

	US $
	December 31, 2017	March 31, 2017
Current Assets	$199,624	$709,000
Total Assets	288,162	828,273
Current Liabilities	963,515	713,550
Total Liabilities	963,515	713,550
Working Capital Deficiency	763,891	4,550

Mobetize had a working capital deficit of $763,891 as of December 31, 2017, and has funded its cash needs since inception with revenues generated from operations, related party advances, debt instruments and private equity placements. Existing working capital and anticipated cash flow are not expected to be sufficient to fund operations over the next twelve months.

Total current assets as of December 31, 2017, were $199,624 which consisted of $16,798 in cash, $132,175 in accounts receivable, $50,651 in prepaid expenses and deposits. Total assets were $288,162 which consisted of current assets, equipment of $5,596 and an investment in a joint venture of $82,942.

Total current liabilities as of December 31, 2017, were $963,515 which consisted of accounts payable and accrued liabilities of $182,104, accounts payable and accrued liabilities – related party $477,592, deposits due to customers of $8,934, promissory notes due to related parties of $294,885. Total liabilities were $963,515 which consisted entirely of current liabilities. Stockholders’ deficit as of December 31, 2017, was $675,353.

Cash Flows

	US $
	nine months ended
	December 31, 2017	December 31, 2016
Cash flows used in Operating Activities	$(756,979)	$(284,185)
Cash flows used in Investing Activities	—	—
Cash flows provided by Financing Activities	250,000	122,857
Effect of exchange rate changes on cash	(11,661)	739
Net Decrease in Cash During Period	(518,640)	(160,589)

Cash flows used in Operating Activities

During the nine months ended December 31, 2017, Mobetize used $756,979 in operating activities as compared to $284,185 of cash used in operating activities during the nine months ended December 31, 2016. The change in cash used in operating activities over the comparative periods, is primarily attributed to increased cash-based operating expenses and fluctuations in working capital items.

The increases in net cash used for the current three and nine month periods is primarily attributable to an increase in accounts receivable, and increased cash-based expenditures including general and administrative, investor relations, professional fees, and research and development.

Mobetize expects to continue to use cash flow in operating activities until such time as losses transition to profit on the expectation that revenues will increase.

Cash flows used in Investing Activities

During the nine months ended December 31, 2017, and December 31, 2016, Mobetize used $nil in investing activities.

Mobetize expects to use cash flow in investing activities in future periods as it will require additional investment to grow its business model.

Cash flows provided by Financing Activities

During the nine months ended December 31, 2017, Mobetize realized $250,000 in proceeds provided by financing activities compared to $122,857 in proceeds provided by financing activities during the nine months ended December 31, 2016. The proceeds provided by financing activities in the current nine month period were realized in connection with related and non-related promissory and convertible promissory notes. The proceeds provided by financing activities in the prior nine month period were realized in connection with a shareholder loan, a convertible promissory note and promissory notes from related parties, offset by the repayment of a promissory note provided by a related party.

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

Mobetize has adopted a stock option plan pursuant to which it can grant up to 3,000,000 options to purchase shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of December 31, 2017, 20,200 options with an exercise price of $60.00 had been granted, 17,720 of which have vested. Except for the 2015 Stock Option Plan, we have no other defined benefit plan with any of our officers or directors.

Mobetize has no lines of credit or other bank financing arrangements in place.

Mobetize has no commitments for future capital expenditures that are material.

Mobetize has no current plans for the purchase or sale of any plant or equipment.

Mobetize has no current plans to make any changes in the number of employees.

Mobetize does not expect to pay cash dividends in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2017, financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

These consolidated financial statements have been prepared on a going concern basis, which implies that Mobetize will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2017, Mobetize had an accumulated deficit of $8,572,201, a history of net losses and cash used in operating activities, and a working capital deficiency of $763,891. These factors raise substantial doubt regarding Mobetize’s ability to continue as a going concern. The continuation of Mobetize as a going concern is dependent upon continued financial support from management, increasing revenue, procuring additional debt or equity financing as necessary, decreasing operating costs, realizing commercially viable products, and generating a profit.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Note 2 to our audited annual consolidated financial statements. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our consolidated financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions.

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

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. Mobetize uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by Mobetize’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to Mobetize’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statements of loss and comprehensive loss over the requisite service period. Options granted to consultants are valued at the fair value of the equity instruments issued, or the fair value of the services received, whichever is more reliably measurable.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Stephen Fowler

Mobetize received a Citation and Notice of Assessment dated October 14, 2016 (“Citation”), that Stephen J. Fowler (“Fowler”), a former director and chief financial officer, had initiated a complaint with the State of Washington Department of Labor and Industries for amounts allegedly due to him for unpaid wages. The Citation declared that Fowler is owed $45,000 in wages in addition to an assessed interest of $3,368, and a penalty of $4,500. On November 8, 2016, Mobetize entered an appeal alleging that the calculation of amounts due to Fowler was incorrect and that Fowler had improperly obtained shares of its common stock which it intends to recover. Mobetize received a response from the Department of Labor and Industries dated November 18, 2016, in which it was advised that Fowler’s claim had been transferred to the Office of the Attorney General and that a hearing on the matter would be held by the Office of Administrative Hearings. A hearing date has been set for June 11, 2018.

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

Mobetize received a Complaint dated May 12, 2017, filed in the Second Judicial District Court of the State of Nevada (Washoe County) by Fowler naming Mobetize and its three present directors as defendants. The Washoe County action concerns substantially the same facts and seeks substantially the same relief as Fowler’s British Columbia action. On June 23, 2017, Mobetize filed a Motion to Dismiss, or in the Alternative, Application for Preliminary Injunction to either dismiss or enjoin the Complaint. On October 31, 2017, the court held a hearing on the Motion. The court stayed the Washoe County action pending resolution of the British Columbia action. No trial date has been set.

Cary Fields

Mobetize received a Complaint dated May 3, 2017, filed in the Eighth Judicial District Court of the State of Nevada (Clark County) by Cary Fields (“Fields”) naming Mobetize and its three present directors as defendants, to obtain a preliminary injunction to enjoin a consolidation of Mobetize’s common stock, and seek damages for breach of fiduciary duty, conversion, and unjust enrichment. On May 18, 2017, after due consideration, the court denied Fields’ application for injunctive relief. The court did not rule on the question of Fields’ alleged damages. On August 4, 2017, Mobetize and its three directors received an Amended Complaint seeking damages for breach of fiduciary duty, conversion, and unjust enrichment. On November 17, 2017, Mobetize filed Defendants’ Motion for Judgment on the Pleadings. The court held hearings on the Motion on December 19, 2017 and January 9, 2018 and denied the Motion. A trial date has been set for October 8, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 31, 2017, our Board of Directors authorized the issuance of 400,000 shares of Series B Preferred stock valued at $0.50 a share to certain individuals, earned in connection with conversion of promissory notes, in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as follows:

Name	Shares	Consideration	Value	Exemption
Alan Rothschild	50,000	$25,000	$0.50	Section 4(2)
David Duberstein	100,000	$50,000	$0.50	Section 4(2)
William Duberstein	100,000	$50,000	$0.50	Section 4(2)
Donald Duberstein	150,000	$75,000	$0.50	Section 4(2)

Mobetize complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions that did not involve a public offering; (2) the offerees had access to the kind of information which registration would disclose; and (3) the offerees were financially sophisticated.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 26 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBETIZE CORP. DATE

/s/ Ajay Hans	February 9, 2018
By: Ajay Hans
Its: Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1*	Articles of Incorporation, incorporated hereto by reference to the Form S-1, filed with the Commission on May 30, 2012.
3.1.1*	Certificate of Amendment filed on August 8, 2013 incorporated by reference to the Form 8-K filed with the Commission on August 15, 2013.
3.1.2*	Certificate of Designation Series A Preferred filed on February 4, 2016, incorporated by reference to the Form 8-K filed with the Commission on February 11, 2016.
3.1.3*	Certificate of Amended Designation Series A Preferred filed on May 20, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.
3.1.4*	Certificate of Designation Series B Preferred filed on May 23, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.
3.1.5*	Certificate of Amended Designation Series B Preferred filed on May 31, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.
3.2*	Bylaws, incorporated by reference to the Form S-1, filed with the Commission on May 30, 2012.
3.2.1*	Amended Bylaws, incorporated by reference to the Form 8-K filed with the Commission on February 11, 2016.
10.1*	Management Services Agreement between Mobetize and Alligato, Inc. dated June 1, 2013, incorporated by reference to the Form 8-K filed with the Commission on September 16, 2013.
10.2*	Management Services Agreement between Mobetize and 053574 BC Ltd. dated June 1, 2013, incorporated hereto by reference to the Form 8-K filed with the Commission on September 16, 2013.
10.3*	Consulting Agreement between Mobetize and Stephen Fowler dated July 15, 2013, incorporated hereto by reference to the Form 8KA filed with the Commission on October 28, 2013.
10.4*	Assignment of Debt Agreement between Mobetize and Stephen Fowler dated April 4, 2012, incorporated by reference to the Form 8-K/A filed with the Commission on November 22, 2013.
10.5*	License Assignment Agreement between Telepay, Inc. and Baccarat Overseas Ltd. dated August 21, 2012, incorporated by reference to the Form 8-K filed with the Commission on September 16, 2013.
10.6*	Consulting agreement between Mobetize and Tanuki Business Consulting, Inc. dated September 23, 2013, incorporated by reference to the Form 8-K filed with the Commission on October 1, 2013.
10.7*	Consulting Agreement between Mobetize and Hugo Cuevas-Mohr dated October 1, 2013, incorporated by reference to the Form 8-K filed with the Commission on March 18, 2014.
10.8*	Consulting agreement between Mobetize and Institutional Marketing Services, Inc. dated November 13, 2013, incorporated by reference to the Form 8-K filed with the Commission on March 18, 2014.
10.9*	Form of Subscription Agreement with the Subscribers dated June 25, 2014, incorporated by reference to the Form 10-K filed with the Commission on June 30, 2014.
10.10*	Management Consulting Agreement between Mobetize Corp. and Ajay Hans dated July 1, 2014, incorporated by reference to the Form 10-K/A filed with the Commission on July 13, 2016.
10.11*	Software Application License, Customization Development and Service Level Agreement dated September 20, 2016, between Mobetize and GF Financial Group (certain commercial terms have been omitted in connection with the Commission’s grant of confidential treatment).
10.12*	Joint Venture Agreement dated January 17, 2017 between Mobetize and CPT Secure Inc., incorporated by reference to the Form 10-Q filed with the Commission on February 15, 2017.
10.13*	Software Application License, Customization Development and Service Level Agreement dated February 1, 2017, effective December 15, 2016, between Mobeitze USA Inc. and Tata Communications (America) Inc. incorporated by reference to the 8-K filed with the Commission on February 6, 2017 (certain commercial terms have been omitted in connection with the Commission’s grant of confidential treatment).
14*	Code of Business Conduct and Ethics adopted by Mobetize Corp.’s Board of Directors on July 26, 2016, incorporated by reference to the Form 10-Q filed with the Commission on August 12, 2016.
21*	Subsidiaries of Mobetize incorporated by reference to the Form 10-K/A filed with the Commission on July 13, 2016
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached.
32.	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached.
99*	2015 Mobetize Stock Option Plan dated August 10, 2015, incorporated by reference to the Form 8-K filed with the Commission on August 11, 2015.
101.INS	XBRL Instance Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase†
101.LAB	XBRL Taxonomy Extension Label Linkbase†
101.DEF	XBRL Taxonomy Extension Label Linkbase†
101.CAL	XBRL Taxonomy Extension Label Linkbase†
101.SCH	XBRL Taxonomy Extension Schema†

*	Incorporated by reference to previous filings of Mobetize.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these section.

