Form 10-Q/A
period 2017-12-31
MOBETIZE, CORP.
filed 2018-02-16
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

Yes ☐ No ☒

At February 16, 2018, the number of shares outstanding of the registrant’s common stock, $0.001 par value was 234,541, the number of shares outstanding of registrant’s Series A preferred stock, $0.001 par value was 4,565,000, and the number of shares outstanding of registrants Series B preferred stock, $0.001 par value was 14,282,976.

EXPLANATORY NOTE

Amendment No. 1 amends Mobetize Corp.’s (“Mobetize”) Quarterly Report on Form 10-Q for the period ended December 31, 2017, which was filed with the Securities and Exchange Commission (the “Commission”) on February 12, 2018 (the “Original Filing”). Mobetize is filing this Amendment No.1 for the sole purpose of correcting a typographical error on the cover page hereto that erroneously reported that it was a “shell company”. Except as described, this Amendment No. 1 does not amend any other information set forth in the Original Filing and Mobetize has not updated disclosures included therein to reflect any events that occurred subsequent to February 12, 2018. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our chief executive officer and chief financial officer pursuant to Commission Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this Amendment No. 1.

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

MOBETIZE CORP. DATE

/s/ Ajay Hans	February 16, 2018
By: Ajay Hans
Its: Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1*	Articles of Incorporation, incorporated hereto by reference to the Form S-1, filed with the Commission on May 30, 2012.
3.1.1*	Certificate of Amendment filed on August 8, 2013 incorporated by reference to the Form 8-K filed with the Commission on August 15, 2013.
3.1.2*	Certificate of Designation Series A Preferred filed on February 4, 2016, incorporated by reference to the Form 8-K filed with the Commission on February 11, 2016.
3.1.3*	Certificate of Amended Designation Series A Preferred filed on May 20, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.
3.1.4*	Certificate of Designation Series B Preferred filed on May 23, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.
3.1.5*	Certificate of Amended Designation Series B Preferred filed on May 31, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.
3.2*	Bylaws, incorporated by reference to the Form S-1, filed with the Commission on May 30, 2012.
3.2.1*	Amended Bylaws, incorporated by reference to the Form 8-K filed with the Commission on February 11, 2016.
10.1*	Management Services Agreement between Mobetize and Alligato, Inc. dated June 1, 2013, incorporated by reference to the Form 8-K filed with the Commission on September 16, 2013.
10.2*	Management Services Agreement between Mobetize and 053574 BC Ltd. dated June 1, 2013, incorporated hereto by reference to the Form 8-K filed with the Commission on September 16, 2013.
10.3*	Consulting Agreement between Mobetize and Stephen Fowler dated July 15, 2013, incorporated hereto by reference to the Form 8KA filed with the Commission on October 28, 2013.
10.4*	Assignment of Debt Agreement between Mobetize and Stephen Fowler dated April 4, 2012, incorporated by reference to the Form 8-K/A filed with the Commission on November 22, 2013.
10.5*	License Assignment Agreement between Telepay, Inc. and Baccarat Overseas Ltd. dated August 21, 2012, incorporated by reference to the Form 8-K filed with the Commission on September 16, 2013.
10.6*	Consulting agreement between Mobetize and Tanuki Business Consulting, Inc. dated September 23, 2013, incorporated by reference to the Form 8-K filed with the Commission on October 1, 2013.
10.7*	Consulting Agreement between Mobetize and Hugo Cuevas-Mohr dated October 1, 2013, incorporated by reference to the Form 8-K filed with the Commission on March 18, 2014.
10.8*	Consulting agreement between Mobetize and Institutional Marketing Services, Inc. dated November 13, 2013, incorporated by reference to the Form 8-K filed with the Commission on March 18, 2014.
10.9*	Form of Subscription Agreement with the Subscribers dated June 25, 2014, incorporated by reference to the Form 10-K filed with the Commission on June 30, 2014.
10.10*	Management Consulting Agreement between Mobetize Corp. and Ajay Hans dated July 1, 2014, incorporated by reference to the Form 10-K/A filed with the Commission on July 13, 2016.
10.11*	Software Application License, Customization Development and Service Level Agreement dated September 20, 2016, between Mobetize and GF Financial Group (certain commercial terms have been omitted in connection with the Commission’s grant of confidential treatment).
10.12*	Joint Venture Agreement dated January 17, 2017 between Mobetize and CPT Secure Inc., incorporated by reference to the Form 10-Q filed with the Commission on February 15, 2017.
10.13*	Software Application License, Customization Development and Service Level Agreement dated February 1, 2017, effective December 15, 2016, between Mobeitze USA Inc. and Tata Communications (America) Inc. incorporated by reference to the 8-K filed with the Commission on February 6, 2017 (certain commercial terms have been omitted in connection with the Commission’s grant of confidential treatment).
14*	Code of Business Conduct and Ethics adopted by Mobetize Corp.’s Board of Directors on July 26, 2016, incorporated by reference to the Form 10-Q filed with the Commission on August 12, 2016.
21*	Subsidiaries of Mobetize incorporated by reference to the Form 10-K/A filed with the Commission on July 13, 2016
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached.
32.	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached.
99*	2015 Mobetize Stock Option Plan dated August 10, 2015, incorporated by reference to the Form 8-K filed with the Commission on August 11, 2015.
101.INS	XBRL Instance Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase†
101.LAB	XBRL Taxonomy Extension Label Linkbase†
101.DEF	XBRL Taxonomy Extension Label Linkbase†
101.CAL	XBRL Taxonomy Extension Label Linkbase†
101.SCH	XBRL Taxonomy Extension Schema†

*	Incorporated by reference to previous filings of Mobetize.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these section.

