Form 10-K
period 2018-03-31
MOBETIZE, CORP.
filed 2018-07-30
CIK 1546679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended March 31, 2018.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number: 000-28731

MOBETIZE CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	99-0373704 (I.R.S. Employer Identification No.)

1150-510 Burrard Street, Vancouver, British Columbia V6C 3A8

(Address of principal executive offices)

Issuer’s telephone number: (778) 588-5563

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: none. Common Stock Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to us the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value held by non-affiliates (132,231) was approximately $223,470 based on the based on the average closing bid and ask prices ($1.69) for the common stock on July 27, 2018.

At July 27, 2018, the number of shares outstanding of the registrant’s common stock, $0.001 par value was 234,541, the number of shares outstanding of registrant’s Series A preferred stock, $0.001 par value was 0, and the number of shares outstanding of registrant’s Series B preferred stock, $0.001 par value was 18,847,976.

1

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

On July 9, 2013, we entered into an Asset Purchase and Sale Agreement with Mobetize Inc., a Nevada corporation, which caused us to acquire substantially all of the assets and none of the liabilities of Mobetize Inc. in exchange for shares of our common stock. The assets conveyed included a license agreement between Mobetize, Inc., Paysafe Group PLC (formerly Optimal Payments PLC) and Rentmoola Payment Systems Inc. We changed our name to “Mobetize Corp.” effective August 13, 2013, in connection with this transaction. Mobetize offers services in the United States through our Nevada subsidiary Mobetize USA Inc. and to clients outside the United States through our Canadian subsidiary Mobetize Canada Inc.

Mobetize’s principal office is located at #1150 – 510 Burrard St. Vancouver, British Columbia, V6C 3A8. Our registered statutory office is located at Nevada Agency and Transfer Company 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

Mobetize trades on the OTCQB, an electronic trading platform owned by OTC Markets Group, Inc. under the symbol “MPAY”.

BUSINESS

Mobetize is a mobile business to business (B2B) financial technology company (FinTech). FinTech is an umbrella term for describing disruptive technologies involved in the provision of financial services that are transforming the way money is managed affecting almost every financial activity. Under this umbrella Mobetize provides digitized payments and lending solutions to financial institutions (FIs), money service businesses (MSBs), and telecommunications (Telecoms) organizations (Telecoms) (collectively Customers), through its global B2B FinTech and financial services marketplace (Hub). The Hub provides a range of mobile financial solutions (MFS) which include white label technology platforms that support customer-specific products through application program interfaces (APIs) to provide the Services. Mobetize calls these solutions smartProducts, through which Customers are able to seamlessly integrate their existing programs to offer our Services to their subscribers or members (Users).

Mobetize is challenging the conventional model of how financial services are delivered and consumed with our solutions for next-generation banking offered through FIs or other digital participants (Services).

Users access the Services from the Hub through multiple access points including:

1. Desktop Applications

2. Mobile Web Applications

3. Native Applications for Apple iOS Devices and Android Devices

REVENUE MODEL

The HUB is designed to generate revenue from:

1)	Transactional processing fees based on the volume of activity
2)	Revenue share based fees for financial services delivered through the Hub
3)	Recurring platform fees for licensing the Hub
4)	Recurring fees for service level agreements
5)	Consulting and professional services fees
6)	Customization, integration, and deployment fees

Existing revenue is influenced by the growing global consumption of MFS and its adoption by Users who rely on their mobile devices as an access point to complete financial transactions. Future revenue will also be affected by our ability to innovate new technology processes and systems that our Customers offer to their Users. Our strategy is to drive growth by:

•	Leveraging existing contracts to increase Customer and User adoption
•	Enhancing business development efforts to expand sales globally
•	Evaluating M&A strategies to grow the business
•	Continuing to develop innovative Fintech solutions for the digital economy

FINTECH AND THE DIGITAL ECONOMY

The backbone of the digital economy is hyperconnectivity, which refers to the growing interconnectedness of people, organisations, and machines as the result of the Internet, mobile technology and the internet of things (IoT).

The digital economy is taking shape and undermining conventional notions about how businesses are structured, how firms interact, and how consumers obtain services, information, and goods.

A report published by Statista Research and Analysis titled Digital Economy Compass 2018 states:

•	Global FinTech transactions were valued at US$3.5 trillion in 2017 and are expected to reach US$8 trillion by 2022, following a projected annual growth rate of 18%. While China and the U.S. lead the FinTech market with transaction values of over US$1 trillion, Europe lags behind.
•	Digital payments contributed 80% to the worldwide FinTech transaction value in 2017, and are by far the largest component in the FinTech segment. The move to digital payments is an evolutionary step towards access to additional financial services that may one day replace the ubiquitous payment methods of today.
•	Alternative lending is currently the second biggest FinTech segment, accounting for US$381 billion in global transaction value. Borrowing money from an online community instead of going to a bank (or family members) is gaining popularity especially in growing economies, where traditional bank loans are more difficult to secure. The peer-to-peer lending sector in China has exploded in recent years to US$325billion in transaction value and is forecast to grow even further, at an astonishing rate of 24% per year through 2022.
•	Alternative financing is currently the smallest FinTech segment with a global transaction value of US$15 billion in 2017, with an average annual growth rate of 33% forecast through 2022, as entrepreneurs and small business owners begin to recognize its benefits.

FINTECH ECOSYSTEM

Globally FinTech “ecosystems” have stimulated technological innovation, made financial markets more efficient, and improved the overall customer experience. These ecosystems include traditional Telecoms and FIs that are faced with competition from technology giants such as Apple (ApplePay™) and Google (GooglePay™) who have proven their capacity to compete in the delivery of MFS. To remain competitive, Telecoms and FIs are constantly seeking to adapt to the digital age relying on a broad set of solutions from pure channel adaptation to radical changes in business models.

The World Fintech Reports of 2018 published by Capgemini, LinkedIn and Efma states:

•	FinTechs, innovating with emerging technologies are revitalizing the customer journey through financial services. Competition and rising customer expectations are driving the demand for convenience and personalization. FinTech firms are leveraging customer data to drive personalized offerings, and providing fast, 24/7, online services that can be accessed from any device.
•	Users of financial services have greater trust in traditional firms versus FinTechs. The future success of Fintechs must look to aligning with customer goals, maintaining trust, and delivering digital, agile, and efficient processes.
•	Unburdened by legacy systems and old-school culture, FinTechs have leveraged new technologies to rapidly respond to customer demands.
•	Traditional FIs are adopting many of the service enhancements offered to Users by Fintechs while retaining strengths including risk management, infrastructure, regulatory expertise, customer trust, access to capital, and more. Both traditional and FinTechs stand to gain from a symbiotic, collaborative relationship.
•	The future of financial services is in the hands of both FinTechs and traditional firms that can complement each other’s strengths to meet customer needs while redefining the journey.

MOBILE BANKING AND PAYMENTS\

New forecasts from leading FinTech analysts, Juniper Research, estimates that over 2 billion users will access retail banking services via smartphones, tablets, PCs and smartwatches in 2018, up 10% year over year.

New research, detailed in Retail Banking: Digital Transformation & Disruptor Opportunities 2018-2022, found that accelerated adoption of FinTech Services in key emerging markets such as India and China means that mobile banking users now represent 50% of the global banked population. Juniper expects that the number of global mobile banking users will overtake online users in 2018, 2 years earlier than previously anticipated.

During 2018, mobile payments will generate $930 billon dollars worldwide and in excess of one trillion in 2019, according to TrendForce and NFCWorld. The adoption of mobile payments, encourages users to have a more positive image of a fully mobile banking system. In the United States, half of the adult population that owns a smartphone is already a mobile banking user.

In China, a recent analysis conducted by Forrester concluded that "the most successful banks share a similar and iterative focus on mobile banking. All have built strong relationships between their digital business strategy and technology management teams, creating systems, applications or platforms that are "more successful with clients and which have made banks more profitable."

According to the Forrester report Disrupting Finance: Digital Banks, a new wave of digital banks have embraced mobile and social technologies to create differentiation, using digital platforms to offer simple, convenient customer experiences with relevant guidance and advice.

The rapid adoption of smartphones has made the enhanced mobile banking experience a means by which to extend the engagement with existing customers.

MOBILE DEVICES AND FINTECH

Statista Research and Analysis reported that in 2017, that more than 3.5 billion people were connected to the internet thanks to mobile devices. Telcoms are uniquely positioned to be the leading providers of MFS to their customers by leveraging their own billing platforms. The fact that basic financial services can be done without a banking relationship further strengthens the opportunity for Telecoms.

MONEY REMITTANCE AND AIR TIME TOP UP

Juniper Research also found that international remittances, including airtime top ups via mobile phones, will exceed $25 billion by 2018, up 67% from an estimated $15 billion in 2015. The research found a significant upsurge in international remittance activity in the past 2 years with a number of cross-border mobile remittance services being deployed. For example, PayPal-owned Xoom announced in April 2016 that it will expand its services to thirteen new recipient countries. It found that international mobile money transfers are forecast to grow in frequency in all regions as users become more accustomed to using the service. Higher value transactions are also forecast, going forward.

The research also found that while international cash remittance growth has slowed, transaction volumes have surged in the airtime top-up market, where service providers are not required to obtain money licenses. The simplicity of airtime and the need to facilitate basic person to person (P2P) money flow means that these services still represent the initial deployments in many markets. Even though the international airtime transfer segment maintains very high commission rates when compared to international remittances, Juniper forecasts that the total number of mobile international airtime top up transactions will approach half a billion for the first time in 2018.

TECHNOLOGY SOLUTIONS AND MOBETIZE SMARTPRODUCTS

Solution: The Mobetize Hub

The Hub provides a single integration point with account processing platforms and other enterprise systems, that offers reliable integration between required solutions, and the enterprise solutions that already active.

Mobetize helps FIs, MSBs and Telecoms bridge complex financial services with automation and mobility. We do this by providing a range of omni-channel products that replace costly processes with rapidly deployable applications. We call those applications smartProducts, and our Customers deploy what they need, when they need it. Our smartProducts deliver mobile solutions with speed and flexibility that continually accommodate new products. Mobetize is working with its Customers to commercialize the following smartProducts:

smartRemit:

smartRemit is a proprietary payments solution that enables international money transfer capabilities globally via our international money transfer partners that supports multi-language web services. Spanish language being the first non-English language offered. smartRemit is a fully integrated mobile platform dedicated to providing convenient, efficient, scalable, and inexpensive global money transfer solutions for senders and recipients of cross-border money transfers using a mobile device. Users can initiate international money transfers from Canada and United States through a fully integrated omni-channel product that provides secure, compliant, and simple mobile money transfer capabilities with payment channels in over 165 countries at more than 175,000 payout locations.

Mobetize markets smartRemit as a P2P solution to FIs, MSBs, and Telecom Customers that want to offer to their clients a facility for the cross-border movement of money. smartRemit is a collaboration-ready solution that enables FIs to acquire new clients, secure market share, and, in some instances, provide new and enhanced services to existing account holders. Users can send funds cross-border via multiple payout channels such as, direct bank account deposits, pick-up at agent location, and home delivery. Users can also send funds in one currency and have the beneficiary receive in another. Delivery options include:

•	Cash to cash
•	Cash to account
•	Door service
•	Mobile transfers

The smartRemit platform facilitates KYC and can authorize funds from Users FIs in real-time. New FIs can on-board this product as part of a multi-tenanted platform that includes multi-lingual branded user-applications. FIs can also offer their own retail market pricing. smartRemit and is now available to 175+ FIs in Canada.

smartLoan:

smartLoan is a proprietary digitized lending product that allows borrowers to apply for secured and unsecured loans ranging from $500 up to $35,000 to refinance credit card debt, student loans, weddings, or household projects. Our lending solution is configurable, scalable and able to implement dynamic algorithms in a cloud-based environment that enables FIs to quickly launch their own online lending products and controls. smartLoan is built on the core of our Hub. FIs can instantly meet Know Your Client (KYC) and Anti Money Laundering (AML) compliance in addition to computing complex algorithms for auto-adjudication of the personal bank lending process. Our lending solution can be initiated from any tablet, PC or mobile device.

smartLoan functionality is a fully compliant process that includes a wide range of data gathering that covers both traditional and non-traditional sources for fraud detection and credit profiling to produce a multi-variant scoring model. Based on our standard multi-tenanted architecture, the product can be quickly white-labeled and new FIs on-board in weeks.

Key benefits for FI’s include:

•	An omni-channel and simple user experience for fast loan decisions and funding
•	Digitized back-office processes and interoperability
•	Ability to lead innovation with configurable KYC and heuristic adjudication rules
•	Facial biometrics for ID Verification for non-face to face KYC
•	Social biometrics and advanced data analytics to assess authenticity and potential fraud
•	Configurable workflow of applications
•	Easy white-labeling configurability for branding and rapid launch
•	Opportunity to leverage new lending business models
•	Ability to respond to and address security and regulatory requirements

We offer the smartLoan solution to direct and platform lenders in North America who are interested in growth within the online lending space.

smartCharge and Mobile Money Platform (MMP)

smartCharge is a payments solution that enables real time prepaid mobile top-ups for any mobile phone and recharge transfers to over 350 mobile network operators in 90 countries, reaching 3.6 billion prepaid users. Users can send air-time top-ups to any prepaid mobile phone globally. The service is available for consumption as a web application or as an API model.

MMP allows customers to transact data top-up credits to pre-paid mobile phone customers worldwide. MMP supports both air time and data to be purchased for pre-paid phones. The platform is a secure API gateway employing OAuth2 connections (industry standard protocol). Supporting multiple purchasing currencies, the platform can be leveraged by customers to provide bulk redemption of loyalty points or any other real or virtual currency to purchase products. Products may be top-ups, direct-to-carrier or over-the-top (“OTT”) services consumed in addition to carrier data allowance. Built on a multi-tenanted model, the platform can rapidly on-board additional customers and carriers with minimal expense.

smartBill

smartBill is a payments solution that can be implemented to simplify bill payments to vendors. This module can be used by Customers who wish to provide an easy to use bill payment solution for their clients.

smartCard

smartCard is our white label Visa/MasterCard program that allows Users to request (during sign-up or at any time via the Mobetize app) a prepaid MasterCard™ or Visa™ card, which is linked to their smartWallet. Users are able to move cleared funds from their smartWallet on to their Visa™ card or MasterCard™, allowing them to make purchases both online and in retail locations, plus withdraw cash from ATMs. Users are able to track the balance, see recent transactions on their accounts via the smartWallet, and transfer money back into the smartWallet. The smartCard has the same white-label branding as the smartWallet for a seamless User experience.

smartWallet:

smartWallet is a solution provided via mobile web, web OS Apple and Android app to the desktop, iPad, or mobile phone. The smartWallet acts as a stored value account which allows Users to load funds into a mobile wallet to access global mobile financial services such as prepaid top-ups for themselves or family members, P2P money transfers, international money transfer remittances, bill payments and bill management.

The smartWallet can be integrated with an existing billing system to enable a mobile ‘my account’ as part of a mobile wallet with features including:

•	Registration sign in and sign up
•	Account settings that allow the User to update their information, edit/add and save different payment methods while changing password or saving account numbers to favorites.
•	Users are able to track their balances by viewing their real-time balance.
•	Add and save services that create, save, and edit a list of favorites for access to all transactions.
•	Create, save, and edit a list of favorite contacts, remittances, airtime transactions and more.
•	Safely store and edit preferred payment methods that include credit and, debit cards or ACH.
•	smartWallet can be activated for Users who are MSB compliant.

Customer Relationship Management (“CRM”) and Reporting Tool:

Mobetize provides Customers with a CRM and data analytics reporting system for all transactions processed through the Hub. The reporting system can be configured so that different levels within a Customer’s team can see and access different levels of information. The reporting tool provides real time data, at different levels of detail, that allows Customers to track User metrics as:

•	Transactions $ values
•	Transaction volume-by type of transaction
•	Number of registered users
•	Number of active users
•	Geographic splits
•	Other key performance Indicators

The web based CRM reporting tool also provides Customers access to User key data for support services:

•	User information (name, address, etc.)
•	User transaction history
•	User wallet balance

This data is a key driver for User support services.

Latest Technology and Product Developments

SMARTMORTGAGE

Mobetize has started the development of smartMortgage, an innovative product designed that will be licensed to FIs who will then be able to offer a simplified, fully digital mortgage application process for their clients. smartMortgage is being designed to solve a number of key issues challenging lenders and consumers today, including the customer experience, asset quality and risk, regulatory compliance, efficiency and cost containment. Our solution will enable first time home buyers and refinancing home owners to verify assets, employment and income with a simple omni-channel user experience.

We also expect to offer smartMortgage through an API that will integrate with any User Experience Platform (UXP) such as Backbase or Temenos edgeConnect.

smartMortgage will provide financial institutions with:

•	An omni-channel and simplified user experience to speed up mortgage decisions and funding
•	Digitized back office processes and interoperability
•	Rapid launch of configurable and adjudication rules
•	Leverage of automated insurance and appraisal processes
•	Effective capability to address security and regulatory requirements
•	Automated back office legal processes

Mobetize is presently in discussions with potential customers for beta deployment of smartMortgage.

smartremit

Mobetize has updated smartRemit with native applications for iOS and Android in furtherance of its bank channel strategy. Integral to this development was an enhancement of our existing platform that facilitated our ability to connect to the second largest ATM network in Canada. The significant network to network effect from connecting our remittance network to a banking network means that we can effectively scale transactional volumes. Our methodology can be replicated and scaled globally.

We expect to launch smartRemit in the last fiscal quarter of 2018.

SMARTCHARGE AND MMP

Mobetize has completed an upgrade to MMP. The existing platform can now provision mobile phones to access thousands of wireless hot -spots in countries around the world. The update will allow these hotspots through MMP as a new product type, in addition to existing Air Time and Data product types.

Tata Communications (America) Inc. (Tata) has recently implemented MMP with one of its clients FoneWorx Holdings Limited (FoneWorx) based in South Africa. FoneWorx provides infotainment, switching, and business services in addition to interactive voice response, short message service, fax, email and data storage services. FoneWorx provides infotainment services to fast moving consumer goods brands and also provides stand-alone solutions for Fax2Email and PC2Fax.

THE HUB

The Hub will continue to be developed as a FinTech marketplace that offers stand-alone Services, REST API services for our FinTech products, and solutions that allow Customers with existing technologies, such as virtual wallets, to include our Services in their systems.

RECENT BUSINESS DEVELOPMENTS

mission statement and WEBSITE

Mobetize has updated its Mission Statement to clearly represent the evolution of its goals and the direction of its business. Our mission is “[t]o be a leader in the global FinTech marketplace by collaborating with financial institutions and telecoms to bridge complex financial services with automation and mobility”. Our corporate website has also been updated along with its social media links.

NAI INTERACTIVE LTD

On April 28, 2018, Mobetize attended the Global Chinese Financial Forum (GCFF) organized by NAI Interactive Ltd, in Richmond British Columbia, Canada. The Global Chinese Financial Forum (GCFF) is a series of bi-lingual financial functions in both North America and China. Established in 2000, GCFF’s mandate is to provide a world-class platform connecting Chinese and North American financial markets.

On May 24, 2018, NAI hosted a luncheon for us, at which we presented and participated in a question and answer session with over 100 pre-qualified Chinese potential investors and business owners who were interested in introducing our smartProducts to the Chinese market. Mobetize learned that it is well positioned to take advantage of China’s “One Belt and One Road” effort to create the world’s largest economic platform. Mobetize continues to communicate with potential investors introduced by NAI.

MONEY TRANSMITTERS

Mobetize continues to explore additional remittance corridors and payout channels to expand our partnerships with large licensed processors of international cross-border payments.

AWARDS and FINTECH CONFERENCES

Mobetize was recently nominated for a FinTech Award by Celero Solutions. Celero has a long history and extensive experience in the financial services sector as is the only Canadian company included in the 2017 IDC Top 100 FinTech Rankings Celero provides full-service, end-to-end IT, that meets the unique needs of credit unions and financial institutions. The FinTech Innovator Award is sponsored by Microsoft.

Celero has selected seven FinTech finalists who will compete in a pitch battle on the main stage for the 2018 FinTech Innovator Award at the 2018 Celero FinTech Conference being held from September 25th -28th, 2018. Each FinTech will have seven minutes to pitch its innovative digital solution for credit unions with pioneering ideas that can enhance member experience or help credit unions improve efficiency.

FICANEX and CANADIAN FINANCIAL INSTITUTIONS

Over the past six months Mobetize has been in the process of negotiating the terms of an International Money Remittance Service Agreement with Ficanex Technology Limited Partnership (“FICANEX”). The parties intend to reach a final agreement in the current fiscal quarter.

On September 11, 2017, we entered into a Master Services Agreement with FICANEX to co-develop and market innovative financial services solutions (“FICANEX Agreement”). The initial solution is focused on providing mobile international money remittance services. FICANEX will adopt certain services and technologies from the Hub to position itself as a FinTech banking services accelerator to over 174 member financial institution across Canada. The FICANEX Agreement has a three-year term and automatically renews for one additional three-year term.

On September 20, 2016, we entered into a Software Application License, Customization Development and Service Level Agreement with G&F Financial Group to partner in offering a mobile personal lending facility with omni-channel capabilities to its customers built on our FinTech platform. GF Financial customers will be able to apply for and be approved for personal loans initiated from their mobile devices. A roll out of the application was successfully implemented in the second quarter of 2017.

TELECOMMUNICATION COMPANIES

On February 1, 2017, dated effective December 15, 2016, we entered into a Software Application License, Customization Development and Service Level Agreement with Tata to govern the global deployment of our Services for its customers through our Hub. The parties agreed to a five-year strategic partnership from which we expect to generate revenue from service level support fees and the sharing of transactional income; advance our technology alliance to accelerate new FinTech revenue sharing opportunities; and focus our partnership on FinTech product innovation.

Tata has implemented our smartCharge/ MMP within their network.

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

Mobetize seeks to become a leader in the global FinTech market place by focusing on its core expertise in cross-border payments and digital lending. We collaborate with FIs and Telecoms to bridge complex financial services with automation and mobility. Our open FinTech architecture for payments, money transfer, and loan origination positions us to potentially disrupt the current money services infrastructure.

DISRUPTION AND COMPETITIVE ADVANTAGES

Disruption is coming from large players who already significantly impact consumer expectations. FIs, FI Aggregators and MSBs are challenged by these incremental disruptions especially from GAFA, BAT and other emerging challengers.

Mobetize has created collaboration-ready solutions to enable FIs, FI Aggregators, MSBs and Telecoms to improve responsiveness, acquire new customers, secure market share, and in some instances, provide new and enhanced services to their account holders. Today, disrupters such as GAFA and BAT are setting the tone for consumer expectations across multiple industries. Some have made incursions into the FIs space, with Amazon, Alibaba and Baidu as primary examples. Mobetize helps traditional players counter those threats from disruption.

Mobetize has developed a unique business and partnership mode to simplify mobile financial services. Our ability to Leverage key business relationships gives us a competitive advantage over other market participants:

•	FIs, FI Aggregators, MSB’s and Telecoms are the basis for revenue share partnerships that operate as channels for us to acquire Customers and maximize transactional volumes. Partnerships can white label Hub Services or integrate via an API consumption model to market our smartProducts to Users.
•	Strategic financial services partners who typically offer bricks and mortar style financial services and products are eager to adopt our Services. We can digitize regulatory compliance and service fulfillment while introducing their digitized products to our channel partners.

Process

Mobetize co-develops innovation in a step-by-step manner, focused on the strategic goals of its Customers.

The collaborative approach includes:

•	gathering information from Customers and identifying pain points
•	consulting with Customers to devise and execute innovative plans that take into account weaknesses and strengths
•	assisting with the education and training of our Customer’s management and employees to ensure effective roll out of Services
•	defining the correct engagement model, whether investor, acquirer, partner or accelerator
•	reviewing and creating data models on a regular basis to access the reactions and expectations of Users.

Advantages

1.	Customer Acquisition: Mobetize is scalable and cost effective for most potential Customers.
2.	Lower Customer Costs: Mobetize offers the fiscal advantages of digital distribution over physical distribution.
3.	Advanced Analytics: Mobetize generates data for advanced analytics which provides Customers with significant advantages, including the ability to redesign products and focus on the development of contextual offers based on a better understanding of User needs.
4.	Leveraging Existing Infrastructure: Mobetize engages with the existing ecosystems of Telecom and financial service providers by leveraging off the technology that is already in place.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, and Labor Contracts

Mobetize has no patents, registered trademarks, licenses, franchises, concessions, royalty agreements or labor contracts other than as detailed in this report. However, we do assert common law trademark rights for the following names in the field of mobile commerce:

•	smartWallet
•	smartRemit
•	smartCharge
•	smartBill
•	smartCard
•	smartLoan
•	smartMortgage

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

Payments Regulation. Various laws and regulations govern the payments industry in the United States and globally. Our partner in the United States holds a license to operate as a money transmitter (or its equivalent), which, among other things, relieve us from reporting requirements, bonding requirements, limitations on the investment of customer funds and inspection by state regulatory agencies.

Outside the United States, the laws and regulations applicable to the payments industry in any given jurisdiction are specific to that jurisdiction.

Banking Agency Supervision. Based on our relationships with FIs in the United States, we are subject to indirect regulation and examination by financial regulators.

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

Anti-Money Laundering and Counter Terrorist Financing. Mobetize is not subject to anti-money laundering (AML) laws and regulations in the United States or in other jurisdictions around the world. We are further not subject to laws designed to prevent the use of financial systems to facilitate terrorist activities. Nevertheless, we do intend to implement a comprehensive AML program designed to prevent our Hub from being used to facilitate money laundering, terrorist financing, and other illicit activities.

The mobile commerce industry is also subject to requirements, codes and standards imposed by various insurance, approval, listing, and standards organizations. Depending upon the type of product and the requirements of applicable local governmental jurisdiction, adherence to requirements, codes and standards of such organizations is mandatory in some instances and voluntary in others.

Research and Development

We spent $581,186 and $485,544 on research and development activities during the years ended March 31, 2018 and 2017, respectively. Our efforts in research and development focused on new products and the enhancement of existing smartProducts.

Mobetize completed the development of smartRemit Native Applications for both Android and iOS. Part of this development was to improve our existing platform to connect to the second largest ATM network in Canada. Our approach enables us to have a single integration of smarRemit into the payment network of 175+ FIs. The network to network effect from connecting our remittance network to a banking network is an effective way to scale transactional volumes. Our approach and methodology can be replicated and scaled globally.

Mobetize also enhanced its existing smartLoan digital lending platform to process digital mortgages as a unique solution for FIs to provide instant conditional mortgage approvals.

Employees

Mobetize had five employees at March 31, 2018. Our employees include financial services experts, telecommunication specialists, engineers and administrative personnel. We outsource a portion of our research and development efforts to third parties and engage contractors, attorneys, and accountants to assist in the conduct of our business.

ITEM 1A. Risk Factors

Not required of smaller reporting companies.

ITEM 1B. Unresolved Staff Comments

Not required of smaller reporting companies.

ITEM 2. Properties

Mobetize’s principal executive office is located at 1150-510 Burrard Street, Vancouver, British Columbia V6C 3A8. Our telephone number is (778) 588-5563. We pay rent of $4,900 per month for the use of this space. We also Our also maintain executive office space in the United States is located at 8150 Birch Bay Square Street, Suite 205, Blaine, Washington 98230. Our telephone number is (778) 588-5563. We pay rent of approximately $30 per month for the use of this space.

We believe that we have sufficient office space for the foreseeable future.

ITEM 3. Legal Proceedings

Stephen Fowler

Mobetize received a Citation and Notice of Assessment dated October 14, 2016 (Citation), pursuant to which Stephen J. Fowler (Fowler), a former director and chief financial officer of Mobetize, had initiated a complaint with the State of Washington Department of Labor and Industries for amounts allegedly due to him for unpaid wages. The Citation declared that Fowler is owed $45,000 in wages in addition to an assessed interest of $3,368.74, and a penalty of $4,500. On November 8, 2016, Mobetize entered an appeal alleging that the calculation of amounts due to Fowler was incorrect and that Fowler had improperly obtained shares of its common stock which it intends to recover. Mobetize received a response from the Department of Labor and Industries dated November 18, 2016, in which it was advised that Fowler’s claim had been transferred to the Office of the Attorney General and that a hearing on the matter would be held by the Office of Administrative Hearings. A hearing date for this matter has been set for January 30, 2019, in Seattle, Washington. Mobetize believes that Fowler’s claims detailed in the Citation are without merit. However, the outcome of this proceeding cannot be reasonably determined at this time.

Mobetize received a Notice of Civil Claim dated April 26, 2017, (Notice), filed in British Columbia Supreme Court by Fowler naming Mobetize and its directors as defendants. Fowler asserts claims against Mobetize for unpaid expenses, and breach of contract. He also asserts that his shareholdings in Mobetize have been diluted due to certain actions of its current directors, making claims including breach of contract, breach of fiduciary duty, misrepresentation and conspiracy. On June 23, 2017, Mobetize filed its response to Fowler’s claims and submitted its own claims. Mobetize’s claims include a claim that Fowler improperly issued shares to himself, is responsible for fraudulent or negligent misrepresentation, breach of fiduciary duty, negligence and unjust enrichment. Document discovery is in process. No further steps in this action have been taken, and no trial date has been set. Mobetize believes that Fowler’s claims detailed in the Notice are without merit. However, the outcome of this litigation cannot be reasonably determined at this time.

Mobetize received a Complaint dated May 12, 2017, (Fowler Complaint), filed in the Second Judicial District Court of the State of Nevada by Fowler naming Mobetize and its directors as defendants. The Nevada action concerns substantially the same facts and the same relief as the Notice. Mobetize has taken the position that the filing of duplicative actions in two different jurisdictions constitutes an abuse of process and that British Columbia is the appropriate jurisdiction in which Fowler’s claims ought to be heard, and that the Nevada action ought to be dismissed or stayed for these same reasons. On June 23, 2017, Mobetize filed a Motion to Dismiss or in the alternative, an Application for Preliminary Injunction to either dismiss or stay the Fowler Complaint. A hearing was held and Mobetize’s Motion to Dismiss was denied. The court did however determine to stay the action pending resolution of the action in British Columbia. No further steps in this action, have taken place and no trial date has been set. Mobetize believes that the claims detailed in the Fowler Complaint are without merit. However, the outcome of this litigation cannot be reasonably determined at this time.

Cary Fields

Mobetize received a Complaint dated May 3, 2017, (Fields Complaint), filed in the Eighth Judicial District Court of the State of Nevada (Clark County) by Cary Fields (“Fields”) naming Mobetize and its directors as defendants, to obtain a preliminary injunction to enjoin a consolidation of Mobetize’s common stock, and seek damages for breach of fiduciary duty, conversion, and unjust enrichment. On May 18, 2017, after due consideration, the court denied Fields’ application for injunctive relief. The court did not rule on the question of Fields’ alleged damages. On August 4, 2017, Mobetize and its directors received an Amended Complaint seeking damages for breach of fiduciary duty, conversion, and unjust enrichment. On November 17, 2017, Mobetize filed Defendants’ Motion for Judgment on the Pleadings. The court held hearings on the Motion on December 19, 2017, and on January 9, 2018, ultimately denied the Motion. Fields claims damages of $3,660,242 plus legal expenses. Document discovery and the taking of depositions is not yet complete. A mandatory settlement conference is to be convened on July 30, 2018, and a trial date is set for January 2, 2019. Mobetize believes that the claims detailed in the Fields Complaint are without merit. However, the outcome of this litigation cannot be reasonably determined at this time.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II – FINANCIAL AND MARKET INFORMATION

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Mobetize common stock is quoted on the OTCQB, a service maintained by OTC Link under the symbol “MPAY.” Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. The prices provided below reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions. On July 11, 2017, Mobetize effected a consolidation of its common stock on a 1 for 100 basis. The high and low bid prices for the common stock for each quarter of the years ended March 31, 2018 and 2017, are adjusted for the consolidation throughout the respective periods:

Year	Quarter Ended	High	Low
2018	March 31	3.00	3.00
	December 31	3.00	3.00
	September 30	3.50	3.50
	June 30	2.85	2.85
2017	March 31	9.00	7.00
	December 31	8.00	8.00
	September 30	10.00	10.00
	June 30	12.00	12.00

The following is a summary of the material terms of our capital stock outstanding securities. This summary is subject to and qualified by our articles of incorporation, as amended and bylaws.

Common Stock

As of March 31, 2018, there were 142 shareholders of record holding 234,541 shares of fully paid and non-assessable common stock of the 250,000,000 shares of common stock, par value $0.001, authorized. The Board of Directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There is no redemption or sinking fund provision applicable to the common stock.

Preferred Stock

As of March 31, 2018, there were 75,000,000 shares of preferred stock, par value $0.001, authorized.

Preferred Stock – Series A

As of March 31, 2018, there was one shareholder of record holding 4,565,000 shares of fully paid and non-assessable shares of Series A Preferred stock of the 10,000,000 shares of Series A Preferred stock, par value $0.001 designated.

On June 4, 2018, all outstanding shares of Series A Preferred were exchanged for Series B Preferred stock.

Preferred Stock – Series B

As of March 31, 2018, there were 56 shareholders of record holding 14,282,976 shares of fully paid and non-assessable shares of Series B Preferred stock of the 25,000,000 shares of Series B Preferred stock par value $0.001 designated.

On June 4, 2018, the number of Series B preferred stock increased by 4,565,000 on the exchange Series A Preferred for Series B Preferred causing the number of outstanding Series B Preferred to increase to 18,874,476.

Stock Options

Mobetize has adopted a Stock Option Plan (Stock Option Plan) which permits it to issue stock options for up to 30,000 common shares (post July 11, 2017, consolidation) to directors, officers, employees and consultants of Mobetize with a maximum term of 5 years, an exercise prices equal to the minimum fair market value per common share on the date of grant, and a vesting schedule determined by the Board of Directors at the time of granting the options.

As of March 31, 2018, Mobetize had 20,200 stock options outstanding, of which 19,150 were exercisable as follows:

Number of options outstanding	Number of options vested	Exercise price $	Expiry date
20,200	19,150	60	September 30, 2020

We do not have in effect any other compensation plans under which our equity securities are authorized for issuance.

Warrants

As of March 31, 2018, we had 26,364 share purchase warrants convertible into shares of our common stock as follows.

Number of warrants outstanding	Exercise price $	Expiry date
6,944	100	June 24, 2018
3,866	125	December 10, 2018
15,554	100	September 1, 2018
26,364

On June 24, 2018, 6,944 share purchase warrants convertible into shares expired.

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

Transfer Agent and Registrar

Our transfer agent is VStock Transfer, LLC located at 18 Lafayette Place, Woodmere, New York, 11598. VStock Transfer’s telephone number is (212) 818-8436 and its facsimile number (646) 536-3179.

Recent Sales of Unregistered Securities

None.

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

Discussion and Analysis

Mobetize’s business model for the coming year is to complete the qualification of products under development and to increase sales of our existing products. Meanwhile, we will continue internal research and development efforts and collaborate with development partners to ensure the continuity of our product pipeline. We are maintaining our focus on providing services in the areas of payments, money transfer, and loan origination for FIs, MSBs and Telecoms. Our business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter future prospects of growth. Historically, Mobetize has not been able to generate sufficient cash flow from operations to sustain operations and fund necessary operating expenses. Therefore, there can be no assurance that revenue alone will provide sufficient cash flows to sustain operations.

Mobetize’s financial condition, results of operations and the carrying value of its technology depends on its ability to develop, market and sell innovative products and Services to FinTech Customers. Smaller technology companies in the FinTech segment of the market face a stiff competitive barrier to market entry erected by larger competitors that are generally better funded and accepted for product innovation. Despite recent successes in realizing revenue, Mobetize must continue to innovate and attract new customers in order to grow its Fintech market presence. Whether Mobetize will be successful in commercializing its products and Services in the manner embedded in our business model is yet to be proven.

Mobetize has no agreements in place to obtain funds through bank loans, lines of credit or any other sources. Our inability to realize financing to supplement anticipated revenue to maintain operations and grow our business would materially restrict business operations. Financing may not be available upon acceptable terms, or at all. Should we be successful in securing future financing new issuances of equity or convertible debt would dilute our current shareholders and may include have rights, preferences or privileges senior to our issued common or preferred stock.

Our auditors have issued a going concern opinion on the financial statements for the year ended March 31, 2018, which indicates that the continuation of Mobetize as a going concern is dependent on continued financial support from its management and its ability to obtain necessary debt or equity financing, increase revenue, and generate profitable operations.

RESULTS OF OPERATIONS

During the twelve months ended March 31, 2018, Mobetize (i) continued to develop its FinTech products and Services; (ii) entered into certain development and commercialization agreements; (iii) acquired certain technology; (iv) secured debt and equity financing; and (v) satisfied continuous public disclosure requirements.

Operating Revenues, Operating Expenses and Net Loss

Our operating revenues, expenses and the resultant net losses are described below:

	US $ Year Ended March 31,
	2018	2017
Operating Revenues	$438,281	$467,417
Operating Expenses	(1,841,877)	(1,463,291)
Net Loss	(1,444,586)	(1,153,254)
Comprehensive Loss	(1,449,326)	(1,154,285)

Revenue

Mobetize realized $438,281 in revenue over the twelve months ended March 31, 2018, as compared to revenue of $467,417 over the twelve months ended March 31, 2017, a decrease of 6%. The decrease in revenues in the current period can be primarily attributed to a decrease in consulting and development services provided by us to existing Customers. We expect revenue to increase over the next twelve months as we expect to add transactional and licensing revenue from the deployment of our smartProducts in fiscal 2019.

Operating Expenses

Our operating expenses for the twelve-month periods ended March 31, 2018 and 2017 are described below:

	US $
	Year Ended
	March 31,
	2018	2017
Depreciation (Note 4)	$3,236	$3,958
General and administrative	403,441	286,013
General and administrative – related party (Note 7)	54,782	100,096
Investor relations and promotion	698	62,584
Investor relations and promotion- related party (Note 7(e))	137,087	20,000
Consulting fees	18,703	66,192
Management fees – related party (Note 7)	160,653	287,073
Professional fees	482,100	151,831
Research and development	431,658	373,074
Research and development – related party (Note 7(a))	149,528	112,470
Total Operating Expenses	1,841,877	1,463,291

Mobetize realized $1,841,877 in operating expenses over the twelve months ended March 31, 2018, as compared to operating expenses of $1,463,291 for the twelve months ended March 31, 2017, an increase of 26%. This increase in operating expenses in the current period can be primarily attributed to an increase in general and administrative fees, professional fees due to ongoing legal challenges, investor relations and research and development, offset by a decrease in general and administrative fees, investor relations, consulting, and management fees accrued to related parties. We expect that operating expenses will continue to grow as we expect to realize increases in general and administrative expenses, research and development and marketing over the next twelve months.

Net Loss

Mobetize recorded a net loss of $1,444,586 over the twelve months ended March 31, 2018, as compared to a net loss of $1,153,254 for the twelve months ended March 31, 2017, an increase of 25%. The increase in net loss in the current period can be primarily attributed to the 41% increase in general and administrative expenses, the 585% increase in investor relations expenses to a related party, the 218% increase in professional fees the greatest portion of which were dedicated to ongoing legal challenges and a 6% decrease in revenue. Despite our projection that operating expenses will increase over the next twelve months we expect that net losses will decrease over the same period as revenue is first realized from transaction and licensing fees.

Income Tax Expense

As of March 31, 2018, Mobetize has net operating loss (NOL) carry forwards of approximately $1,407,000. Should substantial changes in our ownership occur there would be an annual limitation of the amount of NOL carry forward which could be utilized. The ultimate realization of these carry forwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined.

Liquidity and Capital Resources

Since inception Mobetize has experienced changes in liquidity, capital resources, and stockholders’ equity.

	US $
	March 31, 2018	March 31, 2017
Current Assets	74,231	709,000
Total Assets	154,113	828,273
Current/Total Liabilities	1,167,242	713,550
Working Capital	(1,093,011)	(4,550)

Mobetize had a negative working capital of $1,093,011 as of March 31, 2018, and has funded its cash needs since inception with revenues generated from operations, debt instruments and private equity placements. Existing working capital and anticipated cash flow are not expected to be sufficient to fund operations over the next twelve months.

Total current assets as of March 31, 2018, were $74,231 which consisted of cash, accounts receivable and prepaid expenses. Total assets were $154,113 which consisted of current assets, equipment and our investment in the Joint Venture. Current and total liabilities were $1,167,242 which consisted of accounts payable and accrued liabilities, deposits due to customers, accounts payable and accrued liabilities to a related party, deposits due to customers, and a related party promissory note.

Total stockholders’ deficit as of March 31, 2018, was ($1,013,129).

Cash Flows

Our cash flows are described below:

	US $
	Year Ended
	March 31,
	2018	2017
Cash flows used in Operating Activities	(769,494)	(482,911)
Cash flows used in Investing Activities	—	—
Cash flows provided by Financing Activities	250,000	809,188

Cash Used in Operating Activities

Net cash used in operating activities for the twelve months ended March 31, 2018, was $769,496 as compared to net cash used in operating activities of $482,911 for the twelve-month ended March 31, 2017. The change in net cash used in operating activities in the current period can be attributed to the net loss for the period and a number of items that are book expense items which do not affect the total amount used in operating activities relative to actual cash used including amortization of an intangible asset, loss on Joint Venture, depreciation expense, accrued interest on shareholder loans, promissory notes and a loss on settlement of accounts payable. Balance sheet accounts that actually affect cash, but are not income statement related items, that are added or deducted to arrive at net cash used in operating activities, include accounts receivable, prepaid expenses and deposits, accounts payable and accrual of liabilities, and deposits due to Customers. Mobetize expects to continue to use net cash in operating activities in future periods until such time as net losses transition to net income.

Cash Used in Investing Activities

Net cash used in investing activities for the twelve months ended March 31, 2018, was nil as compared to net cash used in investing activities for the twelve months ended March 31, 2017, of nil. Mobetize expects to use net cash flow in investing activities in future periods as it grows its business model.

Cash Provided by Financing Activities

Net cash provided by financing activities for the twelve months ended March 31, 2018, was $250,000 as compared to net cash provided by financing activities for the twelve months ended March 31, 2017, of $809,188. The change in net cash provided by financing activities in the current period can be attributed to a decrease in proceeds from the sale of Series B preferred stock to $nil during the twelve months ended March 31, 2018 as compared to $500,000 for the twelve months ended March 31, 2017. Mobetize expects to continue to rely on cash provided by financing activities as its business will require additional funding to meet forecast capital requirements to develop its product line and market its products.

We expect that working capital requirements will continue to be funded through a combination of revenue and issuances of securities as either debt or equity. Net cash provided by financing activities is expected to increase in line with the anticipated growth of our business.

Existing working capital, advances from directors, credit extended by directors and debt or equity placements combined, with anticipated revenue are expected to be adequate to fund operations over the next twelve months though we have no commitments for such working capital. Historically, we have financed operations through private placements of equity and advances or loans from directors. Increases in operating expenses and capital expenditures are expected going forward related to developmental expenses and marketing expenses. We intend to finance these expenses with further issuances of debt or equity securities while remaining cognizant that additional capital to meet long-term operating requirements. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have secured no such arrangements the prospect exists that we will be unsuccessful in raising additional capital which failure would have a severe negative impact on our ability to continue operations. Further, issuances of equity or convertible debt will result in dilution to our current shareholders and could have rights, preferences or privileges senior to our outstanding common and preferred stock. If sufficient capital is not available to us, we will not be able to take realize our business model, which failure would materially limit or cause our business to fail.

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

Off Balance Sheet Arrangements

As of March 31, 2018, Mobetize has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2018, financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As of March 31, 2018, Mobetize had an accumulated deficit of $8,922,901. The continuation of Mobetize as a going concern is dependent upon continued financial support from its management, its ability to market commercially viable products, its ability to offer innovative Services, obtain necessary debt or equity financing to realize its business model, and ultimately to generate profitable operations. Whether Mobetize can accomplish these objectives raises substantial doubt regarding Mobetize’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Mobetize be unable to continue as a going concern.

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

Derivative Financial Instruments

Mobetize does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Mobetize evaluates all of it financial instruments, including convertible debentures, stock purchase warrants, and stock options to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.

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

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, Mobetize records a Beneficial Conversion Feature and related debt discount (BCF). When Mobetize records a BCF the intrinsic value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid-in capital) and amortized to interest expense over the life of the debt.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required of smaller reporting companies.

ITEM 8. Financial Statements and Supplementary Data

Our audited financial statements and notes thereto for the years ended March 31, 2018 and 2017 are attached hereto as F-1 through F-27.

MOBETIZE CORP.

Consolidated Financial Statements

March 31, 2018

F-1

Davidson & Company llp ____________________chartered Professional Accountants _________________

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Mobetize Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mobetize Corp. (the “Company”), as of March 31, 2018 and 2017, and the related consolidated statements of loss and comprehensive loss, changes in stockholders’ equity (deficiency), and cash flows for the years ended March 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Mobetize Corp. as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended March 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017.

“DAVIDSON & COMPANY LLP”

/s/ DAVIDSON & COMPANY
Charted Professional Accounts
Vancouver, Canada
July 26, 2018

1200 -609 Granville Street, P.O. Box 10372, Pacific Center, Vancouver, B.C. Canada V7Y 1G6

Telephone (604) 687-0947 Davidson-co.com

MOBETIZE CORP.

Consolidated Balance Sheets

(Expressed in US dollars)

	MARCH 31, 2018	MARCH 31, 2017
ASSETS
Current Assets:
Cash	$11,542	$535,438
Accounts receivable	40,619	113,140
Prepaid expenses and deposits	22,070	44,783
Prepaid expenses and deposits – related party (Note 7)	—	15,639
Total Current Assets	74,231	709,000

Intangible asset (Note 3)	—	111,644
Equipment, net (Note 4)	4,655	7,629
Investment in joint venture (Note 3)	75,227	—
TOTAL ASSETS	$154,113	$828,273

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$316,593	$108,381
Accounts payable and accrued liabilities - related party (Note 7)	547,509	320,391
Deposits due to customers	8,740	980
Promissory note – related party (Note 7)	294,400	43,798
Convertible promissory notes (Note 6)	—	240,000
TOTAL LIABILITIES	$1,167,242	$713,550

STOCKHOLDERS' (DEFICIENCY) EQUITY
Common stock, $0.001 Par Value: 250,000,000 authorized and 234,541 common shares issued and outstanding (Note 8(a))	$235	$235
Preferred stock, $0.001 Par Value: 75,000,000 authorized
Preferred stock – Series A, $0.001 Par Value: 10,000,000 authorized and 4,565,000 shares issued and outstanding (Note 8(b))	4,565	4,565
Preferred stock – Series B, $0.001 Par Value: 25,000,000 authorized and 14,282,976 (2017 – 13,688,408) shares issued and outstanding (Note 8(c))	14,283	13,688
Warrants reserve	676,964	676,964
Options reserve	999,733	952,828
Additional paid-in capital	6,228,999	5,955,025
Accumulated other comprehensive loss	(15,007)	(10,267)
Accumulated deficit	(8,922,901)	(7,478,315)
Total Stockholders' (Deficiency) Equity	(1,013,129)	114,723
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	$154,113	$828,273

The accompanying notes are an integral part of these consolidated financial statements

MOBETIZE CORP.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in US dollars)

	YEAR ENDED MARCH 31,
	2018	2017
OPERATING REVENUES
Revenues (Note 11)	$438,281	$467,417

OPERATING EXPENSES
Depreciation (Note 4)	3,236	3,958
General and administrative	403,441	286,013
General and administrative – related party (Note 7)	54,782	100,096
Investor relations and promotion	698	62,584
Investor relations and promotion – related party (Note 7(e))	137,078	20,000
Consulting fees	18,703	66,192
Management fees – related party (Note 7)	160,653	287,073
Professional fees	482,100	151,831
Research and development	431,658	373,074
Research and development - related party (Note 7(a))	149,528	112,470
Total Operating Expenses	1,841,877	1,463,291

LOSS BEFORE OTHER ITEMS	(1,403,596)	(995,874)

OTHER ITEMS
Loss on joint venture (Note 3)	(26,314)	—
Loss on settlement of accounts payable (Note 8(c))	(14,676)	(157,380)

NET LOSS	$(1,444,586)	$(1,153,254)

NET LOSS PER SHARE
Basic and diluted	$(6.16)	$(4.74)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	234,541	243,454

COMPREHENSIVE LOSS
Net loss	$(1,444,586)	$(1,153,254)
Other comprehensive loss:
Cumulative translation adjustment	(4,740)	(1,031)
Comprehensive loss	$(1,449,326)	$(1,154,285)

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Stockholders’ Equity (Deficiency)

For the Years Ended March 31, 2017, and 2018

(Expressed in US dollars)

	Common Stock		Preferred Stock Class A		Preferred Stock Class B
	Number	Value	Number	Value	Number	Value	Additional Paid-In Capital	Warrants and Options Reserves	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity (Deficiency)
Balance – March 31, 2016	287,548	$288	4,565,000	$4,565	—	$—	$4,636,950	$1,434,488	$(6,325,061)	$(9,236)	$(258,006)
Conversion of common to preferred shares	(54,207)	(54)	—	—	5,420,648	5,421	(5,367)	—	—	—	—
Shares issued for cash	—	—	—	—	500,000	500	499,500	—	—	—	500,000
Shares issued for intangible asset	—	—	—	—	500,000	500	124,500	—	—	—	125,000
Shares issued for services	1,200	1	—	—	50,000	50	44,649	—	—	—	44,700
Shares issued to settle accounts payable	—	—	—	—	1,967,760	1,967	313,543	—	—	—	315,510
Shares issued to settle promissory note	—	—	—	—	4,650,000	4,650	41,850	—	—	—	46,500
Shares issued upon conversion of convertible notes	—	—	—	—	600,000	600	299,400	—	—	—	300,000
Stock-based compensation	—	—	—	—	—	—	—	195,304	—	—	195,304
Net loss for the year	—	—	—	—	—	—	—	—	(1,153,254)	—	(1,153,254)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	—	(1,031)	(1,031)
Balance – March 31, 2017	234,541	$235	4,565,000	$4,565	13,688,408	$13,688	$5,955,025	$1,629,792	$(7,478,315)	$(10,267)	$114,723
Shares issued to settle accounts payable	—	—	—	—	34,568	35	34,534	—	—	—	34,569
Shares issued upon conversion of convertible notes	—	—	—	—	560,000	560	239,440	—	—	—	240,000
Stock-based compensation	—	—	—	—	—	—	—	46,905	—	—	46,905
Net loss for the year	—	—	—	—	—	—	—	—	(1,444,586)	—	(1,444,586)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	—	(4,740)	(4,740)
Balance – March 31, 2018	234,541	$235	4,565,000	$4,565	14,282,976	$14,283	$6,228,999	$1,676,697	$(8,922,901)	$(15,007)	$(1,013,129)

The accompanying notes are an integral part of these consolidated financial statements.

 MOBETIZE CORP.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	YEAR ENDED MARCH 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,444,586)	$(1,153,254)
Items not affecting cash:
Amortization of intangible asset – research and development (Note 3)	10,103	13,356
Depreciation	3,236	3,958
Interest accrued on shareholder loans and promissory notes – related party	17,462	2,035
Loss on joint venture	26,314	—
Loss on settlement of accounts payable	14,676	157,380
Shares issued for services	—	44,700
Stock-based compensation (Note 10)	46,905	195,304
Changes in non-cash working capital:
Accounts receivable	72,521	(69,411)
Prepaid expenses and deposits	22,713	8,894
Prepaid expenses and deposits – related party	15,639	(8,059)
Accounts payable and accrued liabilities	228,105	103,555
Accounts payable and accrued liabilities - related party	209,656	219,131
Deposits due to customers	7,760	(500)
Net cash used in operating activities	(769,496)	(482,911)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of preferred stock	—	500,000
Proceeds from convertible promissory note, net of prepaid interest	—	265,000
Proceeds from promissory note (Note 5)	20,152	—
Proceeds from promissory note, net of prepaid interest-related party	250,000	44,188
Repayment of promissory note (Note 5)	(20,152)	—
Net cash provided by financing activities	250,000	809,188

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,400)	(1,180)

NET (DECREASE) INCREASE IN CASH	(523,896)	325,097
CASH - BEGINNING OF YEAR	535,438	210,341
CASH - END OF YEAR	$11,542	$535,438

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued upon conversion of convertible promissory note	$240,000	$300,000
Shares issued for intangible asset	$—	$125,000
Shares issued to settle accounts payable	$34,569	$351,510
Shares issued to settle promissory note – related party	$—	$46,500
Transfer from intangible asset to investment in joint venture	$101,541	$—

SUPPLEMENTAL DISCLOSURES:
Interest paid	$—	$37,703
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

1. Nature of Operations and Continuance of Business

Mobetize Corp. (“Company”) was incorporated in the state of Nevada on February 23, 2012, as Slavia, Corp. On August 13, 2013, its name changed to “Mobetize Corp.” The Company provides Fintech solutions and services to enable and support the convergence of global telecom and financial services providers (“Customers”) through its Global Mobile B2B Fintech and Financial Services Marketplace (“Hub”). The Company’s activities are subject to significant risks and uncertainties, including the need to secure additional funding to optimize the Company’s existing technology.

On July 11, 2017, the Company completed a consolidation of the issued and outstanding common shares on a one for one hundred (1/100) basis and a decrease in the number of its authorized common and preferred shares. All share and per share amounts have been retroactively restated to reflect the share consolidation.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize assets and discharge liabilities in the normal course of business. As of March 31, 2018, the Company has an accumulated deficit of $8,922,901, a history of net losses and a working capital deficiency of $1,093,011. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon continuing financial support from management, increasing sales, securing debt or equity financing, cutting operating costs, launching viable products, and realizing profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company regularly evaluates estimates and assumptions related to the collectability of accounts receivable, revenue recognition, useful life of long-lived assets, fair value of stock-based compensation, embedded derivative liabilities and beneficial conversion features of convertible debentures, fair values of shares issued for non-cash consideration, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c) Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2018, and 2017, the Company had no cash equivalents.

d) Accounts Receivable and Allowance for Doubtful Accounts

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers. The Company provides an allowance for its accounts receivable for estimated losses that may result from its customers’ inability to pay. At March 31, 2018, the Company had accounts receivable of $40,619 (2017 - $113,140) and has not recognized an allowance for doubtful accounts.

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

2. Summary of Significant Accounting Policies – continued

g) Equipment

Equipment is accounted for at cost less accumulated depreciation and includes computer equipment and office furniture. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are five years.

h) Intangible Asset

Intangible asset consisted of a license with a definite life of two years and was stated at cost less amortization. The asset is reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques.

i) Joint Venture

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Loss and Comprehensive Loss; however, the Company’s share of the earnings or losses of the Investee company is reflected as a single line item in the Consolidated Statements of Loss and Comprehensive Loss. The Company’s carrying value in an equity method Investee company is also reflected as a single line item on the Company’s Consolidated Balance Sheets.

When the Company’s carrying value in an equity method Investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the Investee company or has committed additional funding. When the Investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

j) Long-lived Assets

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

2. Summary of Significant Accounting Policies - continued

k) Research and Development Costs

The Company incurs research and development costs during the course of its operations and in the provision of revenue generating professional services. The costs are expensed except in cases where development costs meet certain identifiable criteria for capitalization. Capitalized development costs are amortized over the life of the related asset. Costs incurred after the launch of a product or service are expensed as incurred.

l) Stock-Based Compensation

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

m) Income Taxes

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

The Company’s policy is to recognize penalties and interest, if any, related to uncertain tax positions as general and administrative expenses.

2. Summary of Significant Accounting Policies - continued

n) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of basic and diluted loss per share (“LPS”) on the face of the statements of loss and comprehensive loss. Basic LPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted LPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted LPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted LPS excludes all dilutive potential shares if their effect is anti-dilutive. Due to the continued losses in the Company, all convertible instruments, stock options, and warrants are considered anti-dilutive. Consequently, as of March 31, 2018, the Company has nil (2017 – nil) potentially dilutive shares.

o) Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements.

p) Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expense in the accompanying financial statements. The Company incurred $18,098 and $9,565 in advertising costs for the years ended March 31, 2018 and 2017, respectively.

2. Summary of Significant Accounting Policies - continued

q) Financial Instruments/Fair Value

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

Financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, accounts payable and accrued liabilities – related party, deposits due to customers, promissory note – related party, and convertible promissory notes. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

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

2. Summary of Significant Accounting Policies – continued

r) Embedded Conversion Features

The Company evaluates embedded conversion features within convertible promissory notes under ASC 815, Derivatives and Hedging, to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in income (loss). If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20, Debt with Conversion and Other Options, for consideration of any beneficial conversion feature.

s) Derivative Financial Instruments

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

t) Beneficial Conversion Feature

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

u) Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

2. Summary of Significant Accounting Policies - continued

v) Foreign Currency

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

w) Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

2. Summary of Significant Accounting Policies - continued

x) Recent Accounting Standards

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective for us in the first quarter of our fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

On November 22, 2017, the FASB issued “ASU 2017-14 — Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)”. This update amends SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606, Revenue from Contracts with Customers. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company´s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is permitted. The Company has made a preliminary evaluation and expects no material impact to arise from the adoption of this standard on April 1, 2018.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied. The adoption of this standard is not expected to have a significant impact on the Company’s results of operations, financial condition, and cash flows. The adoption of this standard is expected to result in additional financial statement disclosures

3. Joint Venture

On January 12, 2017, the Company entered into a Gateway License Agreement and Joint Venture Agreement (“Joint Venture”) with CPT Secure, Inc. (“CPT”), a company controlled by a shareholder of the Company (related party), to further develop certain payment processing technology (“CPT IP”) on a 50/50 basis. In connection with the Joint Venture, the Company issued 500,000 Series B Preferred Shares with a fair value of $125,000 on January 12, 2017, to CPT in consideration for the license to the CPT IP which was contributed to MPAY Gateway Services Inc. (“MPAY”) on May 29, 2017. The license to the CPT IP has a term to January 11, 2019, and can be automatically renewed for successive two-year periods unless either party elects not to renew 60 days prior to expiration. The license fee of $125,000 is being amortized over the initial term of the license. During the year ended March 31, 2018, the Company recognized amortization of $10,103 (2017 - $13,356) on the license prior to the transfer, which has been included in research and development expense.

Effective May 29, 2017, the Company and CPT incorporated a joint venture company, MPAY. The Company accounts for its interest in MPAY using the equity method of accounting. Upon incorporation of MPAY, the Company transferred the remaining carrying value of the license to the CPT IP of $101,541 (after accumulated amortization of $23,459) to MPAY, which was recognized on the balance sheet as an investment in joint venture. MPAY is an inactive company. The results of operations and financial position of MPAY include sales of $nil, net loss of $52,628, current assets of $69, non-current assets of $49,144, current liabilities of $300, and equity of $48,913. During the year ended March 31, 2018, the Company recognized a loss on joint venture of $26,314 (2017 - $nil), representing the Company’s 50% interest in the loss (being the change in net assets) of MPAY. As at March 31, 2018, the remaining carrying value of the Company’s investment in joint venture was $75,227.

4. Equipment

Equipment, net consisted of the following:

	March 31, 2018	March 31, 2017
Computer equipment	$14,884	$14,421
Furniture	1,211	1,174
Total	16,095	15,595
Less: accumulated amortization	11,440	7,966
Equipment, net	$4,655	$7,629

During the year ended March 31, 2018, equipment cost increased by $500 (2017 – decreased by $241), and accumulated amortization was impacted by $238 (2017 - $155), as a result of foreign currency translation adjustments.

5. Promissory Note

On September 13, 2017, the Company entered into a Bridge Loan Promissory Note with a third party, whereby the Company received proceeds of $20,152 (CDN$25,000), which was non-interest bearing, unsecured, and matured on October 13, 2017. During the year ended March 31, 2018, the Company repaid the loan and paid a bridge loan fee of $1,942 (CDN$2,500) in consideration for the loan.

6. Convertible Promissory Notes

Date of issuance	Principal March 31, 2018	Principal March 31, 2017	Interest	Maturity
November 21, 2016(1)	$—	40,000	6% per annum	November 21, 2017
January 27, 2017(2)	$—	125,000	12% per annum	January 27, 2018
January 30, 2017(3)	$—	75,000	12% per annum	January 30, 2018
	$—	$240,000

(1) November 21, 2016 Issuance - $40,000 (converted):

•	Issued net of $2,400 of prepaid interest, based on an interest rate of 6% per annum.
•	The conversion feature was exercisable at the option of the holder (the “Conversion Feature”). The Conversion Feature enabled the holder to convert any portion of their outstanding convertible promissory note principal balance into Series B Preferred Shares at $0.25 per share on or after May 20, 2017, but no later than the maturity date.
•	The Company evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, it was determined that no beneficial conversion feature existed on the commitment date.
•	On April 21, 2017, the Company issued 160,000 Series B Preferred Shares pursuant to the conversion of $40,000 of the convertible promissory notes. $20,000 of this issuance was owed to a Director of the Company (Note 7(i)).

(1) January 27, 2017 Issuance - $125,000 (converted):

•	Issued net of $15,000 of prepaid interest, based on an interest rate of 12% per annum.
•	Of the $125,000 Convertible Promissory Notes, $50,000 was owed to a Director of the Company (Note 7(i)).
•	The Conversion Feature enables the holder to convert any portion of their outstanding convertible promissory notes principal balance into Series B Preferred Shares at $0.50 per share on or after July 26, 2017, but no later than the maturity date.
•	The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, it was determined that no beneficial conversion feature existed on the commitment date.
•	On August 3, 2017, the Company issued 250,000 Series B Preferred Shares pursuant to the conversion of $125,000 of the convertible promissory notes.

6. Convertible Promissory Notes – continued

(2) January 30, 2017 Issuance - $75,000 (converted):

•	Issued net of $9,000 of prepaid interest, based on an interest rate of 12% per annum.
•	The $75,000 Convertible Promissory Note is owed to a Director of the Company (Note 7(i)).
•	The Conversion Feature enables the holder to convert any portion of their outstanding convertible promissory notes principal balance into Series B Preferred Shares at $0.50 per share on or after July 29, 2017, but no later than the maturity date.
•	The Company has evaluated whether separate financial instruments with the same terms as the conversion features above would meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25. The terms of the contracts do not permit net settlement, as the shares delivered upon conversion are not readily convertible to cash. As the conversion features would not meet the characteristics of a derivative instrument as described in paragraphs ASC 815-15-25, the conversion features are not required to be separated from the host instrument and accounted for separately. As a result, it was determined that no beneficial conversion feature existed on the commitment date.
•	On August 3, 2017, the Company issued 150,000 Series B Preferred Shares pursuant to the conversion of $75,000 of the convertible promissory notes.

(3) Conversions – For the Year Ended March 31, 2017

•	March, 2016 Issuance - $275,000: Issued net of $30,000 of prepaid interest, noting that $3,000 of prepaid interest was paid by the Company to one convertible debenture holder during the year ended March 31, 2017. On January 20, 2017, the Company issued 550,000 Series B Preferred Shares pursuant to the conversion of $275,000 of the convertible debenture in accordance with the modified conversion terms which were agreed to on that date.
•	July 25, 2016 Issuance - $25,000: Issued net of $3,000 of prepaid interest, based on an interest rate of 12% per annum. On January 20, 2017, the Company issued 50,000 Series B Preferred Shares pursuant to the conversion of $25,000 of the convertible debenture in accordance with the modified conversion terms which were agreed to on that date.

7. Related Party Transactions

	Year ended March 31,
Transactions with related parties	2018	2017
(a) Transactions incurred with the CEO or companies controlled by the CEO:
Management fees	$123,776	$121,370
Management fees – Stock-based compensation	613	27,971
Research and development	149,528	112,470
General and administrative	28,944	19,004
Conversion of promissory note (Note 8(c))	—	46,500
	$302,861	$327,315
(b) Transactions incurred with the former CFO(s) or a company controlled by a former CFO:
Management fees	$—	$7,110
General and administrative	—	69,231
	$—	$76,341
(c) Transactions incurred with the Chairman of the Company
Management fees (1)	$—	$33,000
Management fees – Stock-based compensation	25,903	69,730
	$25,903	$102,730
(d) Transactions incurred with a Director of the Company
Management fees – Stock-based compensation	$10,361	$27,892
General and administrative – Interest on promissory notes	12,660	—
General and administrative – Interest on convertible promissory note	13,178	11,861
	$36,199	$39,753
(e) Transactions incurred with a shareholder of the Company
Investor relations and promotion	$137,078	$20,000
Acquisition of intangible asset (Note 3)	—	125,000
	$137,078	$145,000

Related party balances, as at	March 31, 2018	March 31, 2017
(f) Amounts owed to companies controlled by the CEO:
Accounts payable and accrued liabilities	$421,351	275,687
Promissory note – June 2, 2017(2)	25,000	25,000
Promissory note – July 11, 2017(3)	19,400	18,798
	$465,751	$319,485

(g) Amounts owed to the Chairman of the Company	$9,000	$9,000

(h) Amounts prepaid to a company controlled by the CEO
Prepaid interest on promissory notes	$—	$2,461

(i) Amounts owed to a Director of the Company
Accounts payable and accrued liabilities	$8,622	$—
Convertible promissory note – matures November 21, 2017 (Note 6(1)))	—	20,000
Convertible promissory note – matures January 27, 2018 (Note 6(2)))	—	50,000
Convertible promissory note – matures January 30, 2018 (Note 6(3)))	—	75,000
Promissory note – September 17, 2017(4)	100,000	—
Promissory note – November 7, 2017(5)	50,000	—
Promissory note – December 5, 2017(6)	100,000	—
	$258,622	$145,000

(j) Amounts prepaid to a Director of the Company
Prepaid interest on convertible promissory notes	$—	$13,178

(k) Amounts owed to a shareholder of the Company
Accounts payable and accrued liabilities	$88,001	$17,358

7. Related Party Transactions – continued

(1)	On July 1, 2016, the Company entered into an agreement with the Company’s Chairman whereby he would provide services to the Company at a daily rate of $1,000 for a period of two years ending on June 30, 2018. Effective April 1, 2017, the Company’s Chairman agreed to waive the accrued fees.
(2)	The promissory note maturing on June 2, 2017, is unsecured and was issued with a twelve-month term, comprises $25,000 principal, and bears interest at 12% per annum. The principal balance included prepaid interest of $3,000. The promissory note is currently overdue, and the parties are renegotiated timing of repayment.
(3)	The promissory note maturing on July 11, 2017, is unsecured and was issued with a twelve-month term, comprises $19,400 (2017 - $18,798) (CAD $25,000) principal, and bears interest at 12% per annum. The principal balance included prepaid interest of $2,328 (2017 - $2,256) (CAD $3,000). The promissory note is currently overdue, and the parties are renegotiating timing of repayment.
(4)	The promissory note maturing on March 17, 2018, was issued with a 6-month term, comprises $100,000 principal, which is unsecured and bears interest at 12% per annum.
(5)	The promissory note maturing on November 7, 2018, was issued with a 12-month term, comprises $50,000 principal, which is unsecured and bears interest at 12% per annum.
(6)	The promissory note maturing on December 5, 2018, was issued with a 12-month term, comprises $100,000 principal, which is unsecured and bears interest at 12% per annum.

8. Common Stock and Preferred Stock

a) Issuance of Common Stock:

For the Year Ended March 31, 2017

•	On August 1, 2016, the Company issued 120,000 shares of common stock at $0.06 per share totaling $7,200 as bonus shares to the former CFO of the Company, recorded with general and administrative – related party expenses.

For the Year Ended March 31, 2018

•	On July 11, 2017, the Company completed a consolidation of the issued and outstanding common shares on a one for one hundred (1/100) basis, and amended the Company’s Articles of Incorporation to decrease the number of authorized shares of common stock from 525,000,000 shares with a par value $0.001 per share to 250,000,000 shares with a par value of $0.001 per share. All share and per share amounts have been retroactively restated to reflect the share consolidation.

8. Common Stock and Preferred Stock - continued

b) Authorization and Issuance of Series A Preferred Shares:

•	The Company is authorized to issue 250,000,000 shares of preferred stock with a par value of $0.001 per share and has designated 10,000,000 of the preferred stock as Series A Preferred Shares (“Series A Preferred Shares”). The Series A Preferred Shares have the same rights and privileges as the common stock, with the exception that the Series A Preferred Share holder has 10 votes per Series A Preferred Share versus one vote per share of common stock and does not have the right to sell the shares for a period of two years from the date of issue.
•	Effective April 7, 2017, the Company amended its Articles of Incorporation to decrease the number of authorized preferred shares from 250,000,000 shares with a par value $0.001 per share to 75,000,000 with a par value $0.001 per share. There were no changes in the number of designated or outstanding Series A Preferred Shares or Series B Preferred Shares.

c) Authorization and Issuance of Series B Preferred Shares:

•	During the year ended March 31, 2017, the Company designated 25,000,000 shares of the authorized preferred stock as Series B Preferred Shares (“Series B Preferred Shares”). The Series B Preferred Shares have the same rights and privileges as the common stock, with the exception that the Series B Preferred Shares have an anti-dilution provision and the Series B Preferred Share holder does not have the right to convert Series B Preferred Shares into shares of common stock for a period of two years from the date of issue.

For the Year Ended March 31, 2017

•	On June 2, 2016, the Company converted 4,081,481 shares of common stock held by a company controlled by the CEO into 4,081,481 Series B Preferred Shares, 300,000 shares of common stock held by the Company’s Chairman and Director into 300,000 Series B Preferred Shares, and 1,039,167 shares of common stock held by the Company’s Director into 1,039,167 Series B Preferred Shares.
•	On July 15, 2016, the Company issued 200,000 Series B Preferred Shares with a fair value of $0.15 per share to settle $30,000 in services payable.
•	On July 15, 2016, the Company issued 1,300,000 Series B Preferred Shares with a fair value of $0.15 per share to a company controlled by a Chairman of the Company to settle $24,000 in services payable. The excess fair value of $171,000 is recorded within additional paid-in capital.
•	On July 15, 2016, the Company issued 4,650,000 Series B Preferred Shares with a fair value of $0.15 per share to a company controlled by the Company’s CEO to settle $46,500 in an outstanding promissory note, which included a principal of $50,000 less prepaid interest of $3,500. The excess fair value of $651,000 is recorded within additional paid-in capital.
•	On December 1, 2016, the Company issued 275,000 Series B Preferred Shares with a fair value of $0.25 per share to a consultant of the Company to settle $27,500 in amounts owing for services provided, resulting in a loss on settlement of debt of $141,250.
•	On January 12, 2017, the Company issued 500,000 Series B Preferred Shares with a fair value of $0.25 per share to acquire a license from CPT Secure, Inc. (Note 3).
•	On January 20, 2017, the Company issued 600,000 Series B Preferred Shares pursuant to the modification and immediate conversion of $300,000 of convertible debentures.
•	On February 23, 2017, the Company issued 25,000 Series B Preferred Shares with a fair value of $0.50 per share as incentive shares upon signing of an advisory services agreement, recorded within consulting fees.

8. Common Stock and Preferred Stock – continued

For the Year Ended March 31, 2017 - continued

•	On March 13, 2017, the Company issued 50,000 Series B Preferred Shares with a fair value of $1.00 per share to a vendor pursuant to the settlement of $12,500 in accounts payable, resulting in a loss on settlement of debt of $25,000.
•	On March 14, 2017, the Company issued 25,000 Series B Preferred Shares with a fair value of $1.00 per share as incentive shares upon signing of an advisory services agreement, recorded within consulting fees.
•	On March 16, 2017, pursuant to an agreement signed on March 9, 2017, the Company issued 500,000 Series B Preferred Shares at $1.00 for gross proceeds of $500,000.
•	On March 30, 2017, the Company issued 127,760 Series B Preferred Shares with a fair value of $1.00 per share to a vendor pursuant to the settlement of $31,940 in accounts payable, resulting in a loss on settlement of debt of $95,820.
•	On March 31, 2017, the Company issued 15,000 Series B Preferred Shares with a fair value of $1.00 per share to a vendor pursuant to the settlement of $32,190 in accounts payable, resulting in a gain on settlement of debt of $17,190.

For the Year Ended March 31, 2018

•	On April 21, 2017, the Company issued 160,000 Series B Preferred Shares pursuant to the conversion of $40,000 in convertible debentures at a conversion price of $0.25 per share (Note 6(1)).
•	On April 27, 2017, the Company issued 19,568 Series B Preferred Shares with a fair value of $1.00 per share to a consultant of the Company to settle $4,892 in amounts owing for services provided, resulting in a loss on settlement of debt of $14,676.
•	On May 29, 2017, the Company issued 15,000 Series B Preferred Shares with a fair value of $1.00 per share to a vendor pursuant to the settlement of $15,000 in accounts payable.
•	On August 3, 2017, the Company issued 400,000 Series B Preferred Shares pursuant to the conversion of $200,000 in convertible debentures at a conversion price of $0.50 per share (Note 6(2) and 6(3)).

9. Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $
Balance, March 31, 2016, 2017 and 2018	26,364	104

As at March 31, 2018, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date
6,944	100	June 24, 2018*
3,866	125	December 10, 2018
15,554	100	September 1, 2018
26,364

* Expired subsequently

10. Stock Options

The Company has adopted a Stock Option Plan (“Stock Option Plan”) which permits the Company to issue stock options for up to 30,000 common shares (post consolidation on July 11, 2017) of the Company to directors, officers, employees and consultants of the Company with a maximum term of 5 years, exercise prices equal to the minimum fair market value per common share on the date of grant, and a vesting schedule determined by the Board of Directors at the time of granting the options.

The following table summarizes the continuity of stock options:

	Number of stock options	Weighted average exercise price $
Balance, March 31, 2016	23,812	60
Expired	(2,885)	60
Cancelled	(727)	60
Outstanding, March 31, 2017 and 2018	20,200	60
Exercisable, March 31, 2018	19,150	60

As at March 31, 2018, the following stock options were outstanding:

Number of options outstanding	Number of options vested	Exercise price $	Expiry date
20,200	19,150	60	September 30, 2020

During the year ended March 31, 2018, $46,905 (2017 - $195,304) in stock-based compensation expense was recorded and allocated amongst general and administrative, consulting fees, management fees, and research and development expenses. The intrinsic value of the options was $nil at March 31, 2018, and 2017.

11. Concentration of Risk

Revenues are currently generated through licensing, professional services, and payment processing services provided by Mobetize to our existing customers. During the year ended March 31, 2018, the Company had revenues from six customers (2017 –five customers) with 54% (2017 – 56%) of revenues generated from the Company’s largest customer. At March 31, 2018, the Company’s accounts receivable is concentrated and due from four customers (2017 – five customers) with 43% (2017 – 61%) of accounts receivable due from the Company’s largest customer.

12. Commitments and Contingencies

a)	The Company has an obligation under a rental lease for its operating office. As of March 31, 2018, the remaining term of the lease is 9 months with monthly payments of $4,995. The Company’s lease includes a renewal option.
b)	The Company received a Citation and Notice of Assessment dated October 14, 2016 (Citation), that Stephen J. Fowler (Fowler), a former director and chief financial officer, had initiated a complaint with the State of Washington Department of Labor and Industries for amounts allegedly due to him for unpaid wages. The Citation declared that Fowler is owed $45,000 in wages in addition to an assessed interest of $3,368, and a penalty of $4,500 ($20,535 (2017 - $18,346)) accrued net of advances receivable due from Fowler)). On November 8, 2016, the Company entered an appeal alleging that the calculation of amounts due to Fowler) was incorrect and that Fowler had improperly obtained shares of its common stock which it intends to recover. The Company received a response from the Department of Labor and Industries dated November 18, 2016, in which it was advised that Fowler’s claim had been transferred to the Office of the Attorney General and that a hearing on the matter would be held by the Office of Administrative Hearings. A hearing has been scheduled on January 30, 2019. The Company believes that the claim is without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote.
c)	The Company received a Notice of Civil Claim dated April 26, 2017, filed in British Columbia Supreme Court by Fowler, naming the Company and its directors as defendants. Fowler asserts claims against the Company for unpaid expenses of approximately $6,000, and breach of contract for unspecified general and punitive damages and legal costs associated with this action. He also asserts that his shareholdings in the Company have been diluted due to certain actions of its current director, making claims including breach of contract, breach of fiduciary duty, misrepresentation and conspiracy. The Company and its directors believe that Fowler’s claims are without merit and are intent on vigorously defending against this action. Further, the Company has advanced counterclaims against Fowler, including a claim that that while Fowler was an officer and director of the Company, that he caused it to issue shares to himself to which he was not entitled. The Company’s counterclaims also assert claims against Fowler of fraudulent or negligent misrepresentation, breach of fiduciary duty, negligence and unjust enrichment. On June 23, 2017, the Company filed its response to Fowler’s claims and its own counterclaims against Fowler and exchanged document discovery in November 2017 and March 2018. No further steps in this action have been taken, and no trial date has been set. In management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the financial statements.

12. Commitments - continued

d)	The Company received a Complaint dated May 12, 2017, filed in the Second Judicial District Court of the State of Nevada (Washoe County) by Fowler naming the Company and its three present directors as defendants. The Washoe County action concerns substantially the same facts and seeks substantially the same relief as Fowler’s British Columbia action (Note 12(b)). On June 23, 2017, the Company filed a Motion to Dismiss, or in the alternative an Application for a Preliminary Injunction to either dismiss or enjoin the Complaint. On October 31, 2017, the court held a hearing on the Motion which was denied. The court did however stay the Washoe County action pending resolution of the British Columbia action. No trial date has been set. The Company’s exposure and assessment of the outcome of this claim are described in Note 12 (b) above.
e)	The Company received a Complaint dated May 3, 2017, filed in the Eighth Judicial District Court of the State of Nevada (Clark County) by Cary Fields (Fields) naming the Company and its three present directors as defendants, to obtain a preliminary injunction to enjoin a consolidation of the Company’s common stock, and seek damages for breach of fiduciary duty, conversion, and unjust enrichment. On May 18, 2017, after due consideration, the court denied Fields’ application for injunctive relief. The court did not rule on the question of Fields’ alleged damages. On August 4, 2017, the Company and its three directors received an Amended Complaint seeking damages for breach of fiduciary duty, conversion, and unjust enrichment. On November 17, 2017, the Company filed Defendants’ Motion for Judgment on the Pleadings. The court held hearings on the Motion on December 19, 2017 and January 9, 2018 and denied the Motion. A trial date has been set for January 2, 2019. The suit seeks damages totaling $3,660,242 plus legal expenses. The Company intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined and management feels that a reasonable estimate of loss cannot be made at this time, nor is it probable that a loss will occur. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the financial statements.

13. Segment Information

The Company has a single operating segment being the provision of Fintech Solutions and Services to businesses located in Canada and the United States of America (“USA”). Revenues are generated in Canada and the USA while all assets are located in Canada. During the year ended March 31, 2018, the Company generated revenue of $249,100 (CDN$319,276) (2017 - $197,226 (CDN$258,862) in Canada and $189,181 (2017 - $270,191) in the USA. The costs incurred to generate this revenue are expensed as research and development. At March 31, 2018, and 2017, the Company’s long-lived assets are located in Canada.

14. Income Taxes

During the year ended March 31, 2018, the Company incurred federal operating non-capital losses (“non-capital loss”) of approximately $1,377,000 (2017 – $750,000). As at March 31, 2018, the Company’s cumulative losses totaled $6,118,000 (2017 - $4,708,000).

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended March 31, 2018, and 2017, is summarized as follows:

	2018 $	2017$
Loss before income taxes	(1,444,586)	(1,153,254)
Income tax recovery at statutory rates	(390,000)	(300,000)
Permanent differences	14,000	137,000
Temporary differences	321,000	211,000
Change in statutory, foreign tax, foreign exchange rates and other	55,000	(48,000)
Income tax expenses	—	—

The valuation allowance for deferred tax assets as of March 31, 2018, and 2017, was $1,406,000 and $1,479,000, respectively, which will begin to expire in 2033. The decrease in the valuation allowance is attributable to a decrease in the federal corporate tax rate which impacted the non-capital loss carryforwards. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2018, and 2017, and maintained a full valuation allowance.

The unrecognized deferred tax assets include tax losses and difference between the carrying amount and tax basis of the following items:

	2018 $	2017$
Deferred tax assets:
Non-capital losses available for future periods	1,404,000	1,478,000
Property and equipment	2,000	1,000
Valuation allowance	(1,406,000)	(1,479,000)
Deferred income taxes recovered	—	—

14. Income Taxes - continued

The Company has non-capital losses available to offset future taxable income as follows:

Year of expiry	Canada $	USA $
2033	—	353,000
2034	—	554,000
2035	316,000	1,439,000
2036	689,000	639,000
2037	478,000	272,000
2038	639,000	739,000
	2,122,000	3,996,000

15. Subsequent Events

a)	On April 10, 2018, the Company entered into a Loan Consolidation Agreement (the “Agreement”) with a Director of the Company, whereby $250,000 of previously issued promissory notes owing to the Director of the Company along with an additional $50,000 of funding was consolidated into a new $300,000 promissory note. The promissory note bears interest at 12% per annum and matures on April 10, 2019.
b)	On May 23, 2018, the Company terminated a Strategic Business Development Service Agreement, which had a fee of $15,000 per month and a term of December 1, 2017, to December 1, 2018. In connection with the termination, the Company is obligated to pay the consultant $105,000, which represents the monthly fees that would have been paid for the remaining term of the agreement.
c)	On June 1, 2018, the Board of Directors of the Company approved the Second Amended Certificate of Designation of Preferred Stock of the Company’s Series A Preferred Stock (the “Second Amended Certificate of Designation”) that amends and replaces in its entirety the Certificate of Amendment of Preferred Stock of the Company’s Series A Preferred Stock dated May 20, 2016. The Second Amended Certificate of Designation was filed with the Nevada Secretary of State on June 4, 2018.T
The Second Amended Certificate of Designation designates 10,000,000 of the Company’s authorized preferred shares as Series A Preferred Stock. The Series A Preferred Stock can be converted into shares of common stock of the Company or shares of Series B Preferred Stock of the Company on a one-for-one basis on or after the 2nd anniversary of the designation of the Series A Preferred Stock or on an earlier date if converted in connection with a reorganization, reclassification, consolidation, merger or sale. The Series A Preferred Stock have the same rights and privileges as the common stock, with the exception that the Series A Preferred Stock holder has 10 votes per Series A Preferred Stock versus one vote per share of common stock. The Second Amended Certificate of Designation may not be altered in any way except with the consent of the holder of Series A Preferred Stock. The Company may not redeem for value existing shares of Common Stock or any additional series of preferred stock if such redemption does not include outstanding shares of Series A. The Company may not issue a new series of capital stock ranking pari pasu or with a preference over the voting rights fixed for the Series A Preferred Stock.
d)	On June 4, 2018, the Company’s Chief Executive Officer and Chief Financial Officer, the sole holder of Series A Preferred Stock, elected to convert all 4,565,000 outstanding shares of Series A Preferred Stock to Series B Preferred Stock, in accordance with the terms and conditions of the Second Amended Certificate of Designation.
e)	Subsequent to the year ended March 31, 2018, the Company received a total of $165,000 pursuant to the issuance of promissory notes to companies controlled by the CEO of the Company, a Director of the Company and a third-party lender.

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

Mobetize’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with his review of our financial statements as of March 31, 2018.

We do not believe the material weaknesses described above caused any material misstatement of our financial condition and results of operations for the year ended March 31, 2018. However, the lack of sufficient independent directors has caused us to delay the formation of an audit committee and the resignation of our former chief financial officer, has caused us to combine the duties of chief executive officer and chief financial officer on an interim basis. Should we fail to remedy these weaknesses, such, failures could result in a material misstatement in our financial statements in future periods.

Mobetize intends to remedy its material weaknesses as follows:

When in a financial position to do so, we intend to appoint a second and third independent member to our Board of Directors who would be tasked with lending an independent voice to the responsibilities incumbent an audit committee. Our Board of Directors has adopted an audit charter and expects to move forward with forming an audit committee as soon as practicable.

We intend bifurcate the position of chief executive officer and chief financial officer into two separate positions as soon as is practicable.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended March 31, 2018, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III – RELATED PARTIES AND GOVERNANCE

ITEM 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of Mobetize as of the date of this annual report.

Name	Positions Held	Age	Date Elected or Appointed
Ajay Hans	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	45	July 09, 2014
Malek Ladki	Director & Chairman	53	July 09, 2014
Donald Duberstein	Director	67	September 14, 2015

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

Officer and Director Responsibilities and Qualifications

Mr. Hans is responsible for the overall management of Mobetize and is involved in many of its day-to-day operations, including technology development, finance, and overall business strategy.

Mr. Hans holds a Bachelor’s Degree in Business Management, Economics, and Marketing from British Columbia Institute of Technology and has completed an Executive Management Program at Simon Fraser University as well as the Executive Managerial Success Program from Harvard Business School.

Other Public Company Directorships in the Last Five Years

None.

Malek Ladki – Director & Chairman

Business Experience

Dr. Ladki is a highly experienced TMT executive with over 25 years of experience of starting, growing and exiting businesses internationally, running global telecoms infrastructure projects and holding a variety of senior management roles with network operators, and FTSE100 software vendors. Dr. Ladki has also held several board-level roles with multinational telecoms infrastructure solutions and suppliers. He has founded and successfully exited three highly innovative Telecoms and IT products/solutions businesses while helped launch a number of 1st tier telecoms in Europe and the United States. His technical expertise spans several disciplines in Telecoms, IT, Software and Hardware development and he holds three patents in network optimization. His vast experience in leading hyper-growth startups, growing emerging technologies and restructuring business is an asset to Mobetize.

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

Based solely on our review of the copies of such forms received by us, or representations from certain reporting persons, we believe that during fiscal year ended March 31, 2018, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complete.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees.

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

We had not formed an audit committee as of March 31, 2018, though we have adopted an audit charter and have determined to form an audit committee when two independent directors can be appointed to such committee Mobetize’s Board of Directors has not established a compensation committee.

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

ITEM 11. Executive Compensation

Summary

The following table provides summary information for the years ended March 31, 2018 and 2017 concerning cash and non-cash compensation paid or accrued by Mobetize to or on behalf of (i) the Chief Executive Officer and the Chief Financial Officer and (ii) any other employee to receive compensation in excess of $100,000:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Ajay Hans, Chief Executive Officer Chief	2018	63,776	Nil	Nil	613	Nil	Nil	$238,472	$302,861
Financial Officer and Director(1)	2017	53,870	Nil	Nil	140,638	Nil	Nil	$133,421	$327,315

(1)	Ajay Hans was appointed to as Chief Executive Officer and as a Director of Mobetize on September 4, 2013 and as the Chief Financial Officer on February 1, 2017.

Chief Executive Officer, Chief Financial Officer

Our Chief Executive Officer and Chief Financial Officer serves pursuant to a consulting agreement dated effective July 1, 2014, that entitles him to a management fee of $10,000 per month and eligibility to receive stock options. The agreement remains in effect unless terminated by either party thereto. The compensation package is deemed appropriate and was approved by our Board of Directors.

For the year ended March 31, 2018, $302,861 was paid to or accrued for our Chief Executive Officer or companies controlled by him of which $63,776 was salary, $60,000 was accrued as a management services fee to 0853574 BC Ltd a company controlled by the CEO, $22,790 was paid as a consulting fee to Alligato Inc. a company controlled by the CEO, $149,528 was also accrued to Alligato Inc. for research and development work, $6,154 was accrued as interest on loans to companies controlled by the CEO and $613 was expensed as non-cash stock based compensation.. For the year ended March 31, 2017, $67,500 was paid in service management fees and $140,638 was expensed as non-cash stock based compensation.

Stock Option Plan and Grant

Our Board of Directors adopted and approved the 2015 Mobetize Stock Option Plan (“Plan”) on August 7, 2015, which provides for the granting and issuance of up to 30,000 shares of our common stock (post consolidation on July 11, 2017). Mobetize has 20,200 stock options outstanding from the Plan at a $60 exercise price per share for five years to our named officers and directors of which 19,150 have vested. At March 31, 2018, the Plan had 9,800 options available for future grant.

Our board of directors administers the Plan however, they may delegate this authority to a committee formed to perform the administrative function of the Plan. The board of directors or a committee of the board has the authority to construe and interpret provisions of the Plan as well as to determine the terms of an award. Our board of directors may amend or modify the Plan at any time. However, no amendment or modification shall adversely affect the rights and obligations with respect to outstanding awards unless the holder consents to that amendment or modification.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

The following table provides summary information for the year ended March 31, 2018, concerning cash and non-cash compensation paid or accrued by Mobetize to or on behalf of its non-executive directors.

Director Summary Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation ($)	All other compensation ($)	Total ($)
Dr. Malek Ladki	—	—	25,903	—	—	—	25,903
Donald Duberstein	—	—	10,361	—	—	25,833	36,199

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended March 31, 2018.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the total number of shares owned beneficially by each of our directors, named executive officers, individually and as a group, and the present owners of 5% or more of our total outstanding shares of Common Stock, Series A Preferred shares and Series B Preferred shares. Mobetize has 234,541 common shares, nil Series A Preferred shares and 18,847,976 Series B Preferred shares issued and outstanding as of July 27, 2018.

	Common Shares		Series A Preferred Shares		Series B Preferred Shares
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class	Amount and Nature of Beneficial Ownership (1)	Percentage of Class	Amount and Nature of Beneficial Ownership (1)		Percentage of Class
Ajay Hans 1018 Cornwall Street New Westminster British Columbia V3M 1S2	Direct and Indirect	0%	—	—	10,031,547	(2)	53%
Donald Duberstein 49 Bristol Drive Boynton Beach Florida 33436	Direct and Indirect	0%	—	—	2,399,167	(3)	13%
Malek Ladki 2584 Brickland Drive Ottawa Ontario K4C 1	Direct	0%	—	—	1,600,000		9%
Directors and Executive Officers as a Group	Direct and Indirect	0%	—	—	14,030,714		74%
5%+ Shareholders
Stephen Fowler 51 Bay View Drive Point Roberts Washington 98281	102,310(4) Direct and Indirect	44%	—	—	—		—
Bacarrat Overseas Limited Pasea Estate Road Town Tortola, British Virgin Islands	14,253 (5) Direct	6%	—	—	—		—

(1)	Beneficial Ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership and sole voting power and with respect to the shares of our Common Stock or Preferred Stock, as applicable.

(2)	Ajay Hans holds 4,565,000 shares of Series B Preferred personally, 2,254,269 shares of Series B Preferred through 085374 BC Ltd. and 3,212,278 shares of Series B Preferred through Alligato Inc. Mr. Hans is the beneficial owner of 085374 BC Ltd and Alligato Inc.
(3)	Don Duberstein directly holds 2,399,167 shares of Series B Preferred personally and indirectly holds 20,000 shares of Series B Preferred as the principal of The Duberstein Corporation.
(4)	Stephen Fowler directly holds 68,510 shares of common personally and indirectly holds 33,800 shares of common comprised of 750 shares as the principal of Forte Finance, LLC, 26,050 as the principal of Forte Finance Limited, in addition to directing 1,600 shares held in trust for his family members and 5,400 shares held by his wife.
(5)	Beneficial ownership of Bacarrat Overseas Limited is not known to management.
36

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

On April 21, 2017, Mobetize issued 80,000 Series B Preferred shares to Don Duberstein pursuant to the conversion of $25,000 in convertible promissory notes at a conversion price of $0.25 per share.

On August 3, 2017, Mobetize issued 150,000 Series B Preferred shares to Don Duberstein pursuant to the conversion of $75,000 in convertible promissory notes at a conversion price of $0.50 per share.

On September 17, 2017, Mobetize issued Don Duberstein a $100,000 promissory note with a 6-month term, which is unsecured and bears interest at 12% per annum

On November 7, 2017, Mobetize issued a $50,000 promissory note to Don Duberstein with a 12-month term, which is unsecured and bears interest at 12% per annum.

On December 5, 2017, Mobetize issued Don Duberstein a $100,000 promissory note with a 12-month term, which is unsecured and bears interest at 12% per annum

On April 10, 2018, Mobetize entered into a Loan Consolidation Agreement with Don Duberstein whereby $250,000 of previously issued promissory notes owing to Mr. Duberstein along with an additional $50,000 in connection with an additional loan was consolidated into a new $300,000 promissory note. The promissory note bears interest at 12% per annum and matures on April 10, 2019.

Director Independence

Mobetize is quoted on the OTCQB inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15), which states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, as of March 31, 2018, we consider one of our director’s independent.

ITEM 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended March 31, 2018 and 2017 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Davidson & Company Years Ended
	March 31, 2018 $	March 31, 2017 $
Audit Fees	30,000	35,000
Audit Related Fees	22,500	15,000
Tax Fees	—	—
All Other Fees	—	—
Total	52,500	50,000

Audit Committee Pre-Approval

We do not have a standing audit committee. All services provided to us by Davidson & Company, as detailed above, were pre-approved by our Board of Directors. Davidson & Company performed all work with permanent full-time employees.

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

Financial Statements of the Company for the years ended March 31, 2018 and 2017:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Loss and Comprehensive Loss

Consolidated Statements of Stockholders’ Equity (Deficiency)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 41 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBETIZE CORP.

By:	/s/ Ajay Hans
Ajay Hans, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

Date:	July 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Malek Ladki
Malek Ladki
Director

Date:	July 27, 2018

By:	/s/ Ajay Hans
Ajay Hans
Director

Date:	July 27, 2018

By:	/s/ Donald Duberstein
Donald Duberstein
Director

Date:	July 27, 2018
40

INDEX TO EXHIBITS

Exhibit No. Exhibit Description

3.1*	Articles of Incorporation, incorporated hereto by reference to the Form S-1, filed with the Commission on May 30, 2012.
3.1.1*	Certificate of Amendment dated August 8, 2013 incorporated by reference to the Form 8-K filed with the Commission on August 15, 2013.
3.1.2*	Certificate of Designation Series A Preferred dated February 4, 2016, incorporated by reference to the Form 8-K filed with the Commission on February 11, 2016.
3.1.3*	Certificate of Amended Designation Series A Preferred dated May 20, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.
3.1.4*	Second Amended Certificate of Designation Series A Preferred dated June 4, 2018, incorporated by reference to the Form 8-K filed
3.1.5*	Certificate of Designation Series B Preferred dated filed on May 23, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.
3.1.6*	Certificate of Amended Designation Series B Preferred filed on May 31, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.
3.2*	Bylaws, incorporated by reference to the Form S-1, filed with the Commission on May 30, 2012.
3.2.1*	Amended Bylaws, incorporated by reference to the Form 8-K filed with the Commission on February 11, 2016.
10.1*	Management Services Agreement between Mobetize and Alligato, Inc. dated June 1, 2013, incorporated by reference to the Form 8-K filed with the Commission on September 16, 2013.
10.2*	Management Services Agreement between Mobetize and 053574 BC Ltd. dated June 1, 2013, incorporated hereto by reference to the Form 8-K filed with the Commission on September 16, 2013.
10.3*	Consulting Agreement between Mobetize and Stephen Fowler dated July 15, 2013, incorporated hereto by reference to the Form 8KA filed with the Commission on October 28, 2013.
10.4*	Assignment of Debt Agreement between Mobetize and Stephen Fowler dated April 4, 2012, incorporated by reference to the Form 8-K/A filed with the Commission on November 22, 2013.
10.5*	License Assignment Agreement between Telepay, Inc. and Baccarat Overseas Ltd. dated August 21, 2012, incorporated by reference to the Form 8-K filed with the Commission on September 16, 2013.
10.6*	Consulting agreement between Mobetize and Tanuki Business Consulting, Inc. dated September 23, 2013, incorporated by reference to the Form 8-K filed with the Commission on October 1, 2013.
10.7*	Consulting agreement between Mobetize and Institutional Marketing Services, Inc. dated November 13, 2013, incorporated by reference to the Form 8-K filed with the Commission on March 18, 2014.
10.8*	Form of Subscription Agreement with the Subscribers dated June 25, 2014, incorporated by reference to the Form 10-K filed with the Commission on June 30, 2014.
10.9*	Management Consulting Agreement between Mobetize Corp. and Ajay Hans dated July 1, 2014, incorporated by reference to the Form 10-K/A filed with the Commission on July 13, 2016.
41

10.10*	Software Application License, Customization Development and Service Level Agreement dated September 20, 2016, between Mobetize and GF Financial Group incorporated by reference to the Form 10-Q filed with the Commission on February 2, 2017, (certain commercial terms of this exhibit have been omitted pursuant to a grant of confidential treatment).
10.11*	Joint Venture Agreement dated January 17, 2017 between Mobetize and CPT Secure Inc. incorporated by reference to the Form 10-Q filed with the Commission on February 2, 2017.
10.12*	Software Application License, Customization Development and Service Level Agreement dated February 1, 2017, effective December 15, 2016, between Mobeitze USA Inc. and Tata Communications (America) Inc. incorporated by reference to the Form 8-K filed with the Commission on February 6, 2017 (certain commercial terms of this exhibit have been omitted pursuant to a grant of confidential treatment).
10.13	Consulting Agreement dated July 1, 2017 between Mobetize Corp and CPT Secure Inc.
14*	Code of Business Conduct and Ethics adopted by Mobetize Corp.’s Board of Directors on July 26, 2016, incorporated by reference to the Form 10-Q filed with the Commission on August 12, 2016.
21*	Subsidiaries incorporated by reference to the Form 10-K/A filed with the Commission on July 13, 2016.
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached.
32.	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached.
99*	2015 Mobetize Stock Option Plan dated August 10, 2015, incorporated by reference to the Form 8-K filed with the Commission on August 11, 2015.
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase†
101.LAB	XBRL Taxonomy Extension Label Linkbase†
101.DEF	XBRL Taxonomy Extension Definition Linkbase†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase†
101.SCH	XBRL Taxonomy Extension Schema Linkbase†

*	Incorporated by reference to previous filings of the Company.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
42