Form 10-Q
period 2018-06-30
MOBETIZE, CORP.
filed 2018-09-28
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the

quarterly period ended June 30, 2018

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

At September 27, 2018, the number of shares outstanding of the registrant’s common stock, $0.001 par value was 11,285,255, the number of shares outstanding of registrant’s Series A preferred stock, $0.001 par value was 0, and the number of shares outstanding of registrants Series B preferred stock, $0.001 par value was 7,797,262.

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

MOBETIZE CORP.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

(Unaudited)

	As at
	JUNE 30,	MARCH 31,
	2018	2018
ASSETS
Current Assets:
Cash	$50,196	$11,542
Accounts receivable	66,715	40,619
Prepaid expenses and deposits	26,374	22,070
Total Current Assets	143,285	74,231
Equipment, net (Note 4)	3,773	4,655
Investment in joint venture (Note 3)	67,436	75,227
TOTAL ASSETS	$214,494	$154,113
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	$290,309	$316,593
Accounts payable and accrued liabilities - related party (Note 6)	593,577	547,509
Deposits due to customers	8,585	8,740
Promissory note (Note 5)	25,000	—
Promissory note – related party (Note 6)	473,684	294,400
TOTAL LIABILITIES	$1,391,155	$1,167,242

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 Par Value: 250,000,000 authorized and 234,541 common shares issued and outstanding (Note 7)	$235	$235
Preferred stock, $0.001 Par Value: 75,000,000 authorized
Preferred stock – Series A, $0.001 Par Value: 10,000,000 authorized and 0 shares issued and outstanding (Note 7)	—	4,565
Preferred stock – Series B, $0.001 Par Value: 25,000,000 authorized and 18,847,976 (March 31, 2018 - 14,282,976) shares issued and outstanding (Note 7)	18,848	14,283
Warrants reserve	676,964	676,964
Options reserve	1,002,848	999,733
Additional paid-in capital	6,228,999	6,228,999
Accumulated other comprehensive loss	(14,226)	-15,007
Accumulated deficit	(9,090,328)	-8,922,901
Total Stockholders' Deficiency	(1,176,660)	-1,013,129
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$214,495	$154,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBETIZE CORP.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(Expressed in US dollars)

(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2018	2017
OPERATING REVENUES
Revenues (Note 10)	$88,756	$115,730

OPERATING EXPENSES
Depreciation (Note 4)	803	771
General and administrative	91,306	112,532
General and administrative – related party (Note 6)	19,066	9,741
Investor relations and promotion – related party (Note 6)	10,000	17,078
Consulting fees	7,250	6,480
Management fees – related party (Note 6)	37,284	47,371
Professional fees	21,669	136,729
Research and development	34,475	127,440
Research and development - related party (Note 6)	26,539	32,374
Total Operating Expenses	248,392	490,516
LOSS BEFORE OTHER ITEMS	(159,636)	(374,786)

OTHER ITEMS
Loss on joint venture (Note 3)	(7,791)	(2,740)
Loss on settlement of accounts payable	—	(14,676)

NET LOSS	$(167,427)	$(392,202)

NET LOSS PER SHARE
Basic and diluted	$(0.82)	$(1.67)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	203,900	234,514

COMPREHENSIVE LOSS
Net loss	$(167,427)	$(392,202)
Other comprehensive loss:
Cumulative translation adjustment	781	(5,873)
Comprehensive loss	$(166,646)	$(398,075)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBETIZE CORP.

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(167,427)	$(392,202)
Items not affecting cash:
Amortization of intangible asset – research and development	—	10,103
Depreciation	803	771
Interest accrued on accounts payable – related party	3,858	1,053
Loss on joint venture	7,791	2,740
Loss on settlement of accounts payable	—	14,676
Stock-based compensation (Note 9)	3,115	19,480
Changes in non-cash working capital:
Accounts receivable	(26,096)	13,623
Prepaid expenses and deposits	(4,304)	(38,559)
Prepaid expenses and deposits – related party	—	6,909
Accounts payable and accrued liabilities	(148,323)	8,266
Accounts payable and accrued liabilities - related party	164,248	10,001
Net cash used in operating activities	(166,335)	(343,139)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from Promissory Note	25,000	—
Proceeds from Promissory Note-related party	178,024	—
Net cash provided by financing activities	203,024	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,965	(5,580)

NET INCREASE (DECREASE) IN CASH	38,654	(348,719)
CASH - BEGINNING OF PERIOD	11,542	535,438
CASH - END OF PERIOD	$50,196	$186,719

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued upon conversion of convertible debentures	$—	$40,000
Shares issued to settle accounts payable	$—	$34,568
Transfer from intangible asset to investment in joint venture	$—	$101,541

SUPPLEMENTAL DISCLOSURES:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

1. Nature of Operations and Continuance of Business

Mobetize Corp. (the “Company”) was incorporated in the state of Nevada on February 23, 2012, as Slavia, Corp. On August 13, 2013, its name changed to “Mobetize Corp.” The Company provides FinTech solutions and services to enable and support the convergence of global telecom and financial services providers (“Customers”) through its Global Mobile B2B FinTech and Financial Services Marketplace. The Company’s activities are subject to significant risks and uncertainties, including the need to secure additional funding to optimize the Company’s existing technology.

On July 11, 2017, the Company completed a consolidation of the issued and outstanding common shares on a one for one hundred (1/100) basis and a decrease in the number of its authorized common and preferred shares. All share and per share amounts have been retroactively restated to reflect the share consolidation.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize assets and discharge liabilities in the normal course of business. As of June 30, 2018, the Company has an accumulated deficit of $9,090,328, a history of net losses and a working capital deficiency of $1,247,870. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon continuing financial support from management, increasing sales, securing debt or equity financing, cutting operating costs, launching viable products, and realizing profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

2. Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2018 and with our Annual Report on Form 10-K filed with the SEC on July 31, 2018. Operating results for the three-month period ended June 30, 2018 may not necessarily be indicative of the results for the year ending March 31, 2018.

These unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mobetize Canada Inc., and Mobetize USA Inc. All significant intercompany accounts and transactions have been eliminated on consolidation.

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

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

2. Basis of presentation- Continued

Fair value of financial assets and liabilities

The Company measures the fair value of financial assets and liabilities based on US GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The Company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-maturity, loans and receivables or other financial liabilities depending on their nature. Financial assets and financial liabilities are recognized at fair value on their initial recognition, except for those arising from certain related party transactions which are accounted for at the transferor’s carrying amount or exchange amount.

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net income. Financial assets classified as held-to-maturity, loans and receivables, and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest method of amortization. Financial assets classified as available-for-sale are measured at fair value, with unrealized gains and losses being recognized as other comprehensive income until realized, or if an unrealized loss is considered other than temporary, the unrealized loss is recorded in income.

Financial instruments, including accounts receivable, accounts payable and accrued liabilities, accounts payable and accrued liabilities – related party, promissory note and promissory note – related party are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

The following table presents information about the assets that are measured at fair value on a recurring basis as at June 30, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices	Significant Other	Significant
	June 30,	in Active Markets	Observable Inputs	Unobservable Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$50,196	$50,196	$—	$—
Total	$50,196	$50,196	$—	$—

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

2. Basis of presentation- Continued

Recent Accounting Pronouncements

In February 2016, Financial Accounting Standards Board (FASB) issued Topic 842, Leases to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. The adoption of this standard is not expected to have a significant impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosures.

In November 2016, the FASB issued Accounting Standards Updates (ASU) 2016-18, requiring that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of- period total cash amounts shown on the statement of cash flows. Consequently, any transfers between cash and restricted cash are not presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The amendments were effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-18 has had only a limited impact on the presentation of the statement of cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requiring certain changes to the recognition and measurement as well as disclosure of incurred and expected credit losses. The standard will become effective for the Company beginning January 1, 2020. The Company is assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In July 2017, the FASB issued ASU 2017-11, requiring certain changes to the presentation and disclosures of changes to liability or equity classification of financial instruments. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

3. Joint Venture

On January 12, 2017, the Company entered into a Gateway License Agreement and Joint Venture Agreement (“Joint Venture”) with CPT Secure, Inc. (“CPT”), a company controlled by a shareholder of the Company, to further develop certain payment processing technology (“CPT IP”) on a 50/50 basis. The Company issued 500,000 Series B Preferred Shares with a fair value of $125,000 to CPT for a license to use the CPT IP. The license has a term of two years that can be automatically renewed for successive two-year periods unless either party elects not to renew 60 days prior to expiration. The license fee of $125,000 is being amortized over the initial term of the license. During the three months ended June 30, 2018, the Company recognized amortization of $10,103 prior to the transfer of the license, which amount has been included in research and development expense.

On May 29, 2017, the Company and CPT incorporated a joint venture company, MPAY Gateway Services Inc. (“MPAY”). The Company subsequently transferred the remaining carrying value of the license in the amount of $101,541 to MPAY, which has been presented on the balance sheet as an investment in joint venture. During the three months ended June 30, 2018, the Company recognized a loss on joint venture of $7,791 (2017 - $2,740), representing the Company’s 50% interest in the loss of MPAY.

4. Equipment

Equipment, net consisted of the following:

	June 30, 2018	March 31, 2018
Computer equipment	$14,856	$14,884
Furniture	1,209	1,211
Total	16,065	16,095
Less: accumulated amortization	12,292	11,440
Equipment, net	$3,773	$4,655

During the three months ended June 30, 2018, equipment cost decreased by $30, and accumulated amortization increased by $49 as a result of foreign currency translation adjustments.

5. Promissory Notes

On June 26, 2018, the Company issued an unsecured Promissory Note to one of its shareholders in the amount of $25,000, which bears interest at 12% per annum that matures on June 25, 2019.

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

6. Related Party Transactions

	Three months ended June 30,
Transactions with related parties	2018	2017
(a) Transactions incurred with the CEO or companies controlled by CEO:
Management fees	$31,169	$30,517
Management fees – Stock-based compensation	—	613
Research and development	26,539	32,374
General and administrative	9,839	5,224
	$67,547	$68,728
(b) Transactions incurred with the Chairman of the Company
Management fees (1)	$3,000	$3,000
Management fees – Stock-based compensation	2,225	9,458
	$5,225	$12,458
(c) Transactions incurred with a Director of the Company
Management fees – Stock-based compensation	$890	$3,783
General and administrative – Interest on convertible promissory note	—	4,517
General and administrative – Interest on promissory note	9,227
	$10,117	$8,300
(d) Transactions incurred with a shareholder of the Company
Investor relations and promotion	$10,000	$17,078
	$10,000	$17,078
Related party balances, as at	June 30, 2018	March 31, 2018
(e) Amounts owed to companies controlled by the CEO:
Accounts payable and accrued liabilities	$464,270	421,351
Promissory note – June 2, 2017(2)	25,000	25,000
Promissory note –July 11, 2017(3)	19,012	19,400
Promissory note – April 10, 2018(4)	39,672	—
Promissory note – May 29, 2018(5)	5,000	—
Promissory note – June 21, 2018(6)	10,000	—
	$562,954	$465,751
(f) Amounts owed to the Chairman of the Company	$12,000	$9,000

(g) Amounts owed to a Director of the Company
Accounts payable and accrued liabilities	$7,977	$8,622
Promissory note – September 17, 2017(7)	100,000	100,000
Promissory note – November 7, 2017(7)	50,000	50,000
Promissory note – December 5, 2017(7)	100,000	100,000
Promissory note – April 11, 2018(7)	50,000	—
Promissory note – May 29, 2018(8)	25,000	—
Promissory note – June 21, 2018(9)	25,000	—
Promissory note – June 26, 2018(10)	25,000	—
	$382,977	$258,622
(h) Amounts owed to a shareholder of the Company
Accounts payable and accrued liabilities	$109,330	$88,001

(1)	On July 1, 2016, the Company entered into an agreement with the Company’s Chairman whereby he would provide services to the Company at a monthly rate of $1,000 for a period of two years ending on June 30, 2018. Effective April 1, 2017, the Chairman agreed to waive the accrued fees.

(2)	The unsecured promissory note maturing on June 2, 2017, was issued with a twelve-month term, comprises $25,000 principal, and bears interest at 12% per annum. The principal balance included prepaid interest of $3,000. The amount due is currently in default and an extension of the term is expected to be renegotiated.

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

6. Related Party Transactions – Continued

(3)	The unsecured promissory note maturing on July 11, 2017, was issued with a twelve-month term, comprises $19,400 (CAD $25,000) principal, and bears interest at 12% per annum. The principal balance included prepaid interest of $2,328 (CAD $3,000). The amount due is currently in default and an extension of the term is expected to be renegotiated.

(4)	The unsecured promissory note maturing on April 9, 2019, was issued with a twelve-month term, comprises $38,024 (50,000 CAD) principal, and bears interest at 12% per annum.

(5)	The unsecured promissory note maturing on May 28, 2019, was issued with a twelve-month term, comprises $5,000 principal, and bears interest at 12% per annum.

(6)	The unsecured promissory note maturing on June 20, 2019, was issued with a twelve-month term, comprises $10,000 principal, and bears interest at 12% per annum.

(7)	The unsecured promissory notes dated September 17, 2017, November 7, 2017, December 5, 2017, and April 11, 2018, respectively were consolidated by agreement on April 11, 2018, in a new note in the amount of $300,000 that retires and replaces the aforesaid prior notes. The unsecured promissory note matures on April 10,2019, and bears interest at 12% per annum.

(8)	The unsecured promissory note maturing on May 28, 2019, was issued with a twelve-month term comprises $25,000 in principal and bears 12% per annum.

(9)	The unsecured promissory note maturing on June 20, 2019, was issued with a twelve-month term comprises $25,000 in principal and bears 12% per annum.

(10)	The unsecured promissory note maturing on June 25, 2019, was issued with a twelve-month term comprises $25,000 in principal and bears 12% per annum.

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

7. Common Stock and Preferred Stock

a) Issuance of Common Stock:

•	On July 11, 2017, the Company completed a consolidation of the issued and outstanding common shares on a one for one hundred (1/100) basis, and amended the Company’s Articles of Incorporation to decrease the number of authorized shares of common stock from 525,000,000 shares with a par value $0.001 per share to 250,000,000 shares with a par value of $0.001 per share. All share and per share amounts have been retroactively restated to reflect the share consolidation.

b) Authorization and Issuance of Series A Preferred Shares:

•	The Company is authorized to issue 250,000,000 shares of preferred stock with a par value of $0.001 per share and has designated 10,000,000 of the preferred stock as Series A Preferred Shares (“Series A Preferred Shares”). The Series A Preferred Shares have the same rights and privileges as the common stock, with the exception that the Series A Preferred Share holder has 10 votes per Series A Preferred Share versus one vote per share of common stock and does not have the right to sell the shares for a period of two years from the date of issue.
•	Effective April 7, 2017, the Company amended its Articles of Incorporation to decrease the number of authorized preferred shares from 250,000,000 shares with a par value of $0.001 per share to 75,000,000 with a par value of $0.001 per share. There were no changes in the number of designated or outstanding Series A Preferred Shares or Series B Preferred Shares.
•	On June 4, 2018, the Company’s Chief Executive Officer and Chief Financial officer, the sole holder of shares of Series A Preferred Stock, elected to convert all 4,565,000 outstanding shares of Series A Preferred Stock to Series B Preferred Stock, in accordance with the terms and conditions of the Second Amended Certificate of Designation.

c) Authorization and Issuance of Series B Preferred Shares:

•	During the year ended March 31, 2017, the Company designated 25,000,000 shares of the authorized preferred stock as Series B Preferred Shares (“Series B Preferred Shares”). The Series B Preferred Shares have the same rights and privileges as the common stock, with the exception that the Series B Preferred Shares have an anti-dilution provision and had a restriction on any Series B Preferred shareholder electing to convert Series B Preferred Shares into shares of common stock for a period of two years from the date of designation. The time restriction has since passed so all Series B Preferred shareholders can convert their Series B Preferred Shares at any time into shares of common stock.
•	On June 4, 2018, the number of Series B Preferred Shares increased by 4,565,000 on conversion of 4,565,000 Series A Preferred Shares into Series B Preferred Shares. The Series A Preferred Shares used in the conversion were concurrently cancelled.

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

8. Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $
Balance, March 31, 2018	26,364	60
Expired	(6,944)	100
Balance, June 30, 2018	19,420	105

As at June 30, 2018, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date
3,866	125	December 10, 2018
15,554	100	September 1, 2018
19,420

9. Stock Options

The Company has adopted a Stock Option Plan (“Stock Option Plan”) which permits the Company to issue stock options for up to 30,000 (post consolidation) common shares of the Company to directors, officers, employees and consultants of the Company with a maximum term of 5 years, exercise prices equal to the minimum fair market value per common share on the date of grant, and a vesting schedule determined by the Board of Directors at the time of granting the options.

The following table summarizes the continuity of stock options:

	Number of stock options	Weighted average exercise price $
Balance outstanding, March 31, 2018, and June 30, 2018	20,200	60
Exercisable, June 30, 2018	19,765	60

As at June 30, 2018, the following share purchase options were outstanding:

Number of options outstanding	Number of options vested	Exercise price $	Expiry date
20,200	19,675	60	September 30, 2020

During the period ended June 30, 2018, $3,115 (2017–$19,480) in stock-based compensation expense was recorded and allocated amongst general and administrative, consulting fees, management fees, and research and development expenses. The intrinsic value of the options was $nil at June 30, 2018, and March 31, 2018.

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

10. Concentration of Risk

Revenues are currently generated through licensing, professional services, and payment processing provided to our existing customers. During the three months ended June 30, 2018, the Company had revenues from five customers (2017 – five customers) with 57.4% (2017 – 55%) of revenues generated from the Company’s largest customer. At June 30, 2018, the Company’s accounts receivable is concentrated and due from three customers (March 31, 2018 – four customers) with 43% (March 31, 2018 – 43%) of accounts receivable due from the Company’s largest customer.

11. Commitments and Contingencies

a)	The Company has an obligation under a rental lease for its operating office. As of June 30, 2018, the remaining term of the lease is 3 months with monthly payments of $4,995. The Company’s lease includes a renewal option.
b)	The Company received a Citation and Notice of Assessment dated October 14, 2016 (“Citation”), that Stephen J. Fowler (“Fowler”), a former director and chief financial officer, had initiated a complaint with the State of Washington Department of Labor and Industries for amounts allegedly due to him for unpaid wages. The Citation declared that Fowler is owed $45,000 in wages in addition to an assessed interest of $3,368, and a penalty of $4,500. On November 8, 2016, the Company entered an appeal alleging that the calculation of amounts due to Fowler was incorrect and that Fowler had improperly obtained shares of its common stock which it intends to recover. The Company received a response from the Department of Labor and Industries dated November 18, 2016, in which it was advised that Fowler’s claim had been transferred to the Office of the Attorney General and that a hearing on the matter would be held by the Office of Administrative Hearings. A hearing date has been set for January 30, 2019. The Company believes that the claims detailed in the Citation are without merit. However, the outcome of this proceeding cannot be reasonably determined at this time.
c)	The Company received a Notice of Civil Claim dated April 26, 2017, filed in British Columbia Supreme Court by Fowler, naming the Company and its directors as defendants. Fowler asserts claims against the Company for unpaid expenses of approximately $6,000, and breach of contract. He also asserts that his shareholdings in the Company have been diluted due to certain actions of its directors, making claims including breach of contract, breach of fiduciary duty, misrepresentation and conspiracy. The Company and its directors believe that Fowler’s claims are without merit and are intent on putting up a vigorous defense. Further, the Company has advanced counterclaims against Fowler, including a claim that that while an officer and director of the Company, he caused it to issue shares to himself to which he was not entitled. The Company’s counterclaims also assert claims against Fowler of fraudulent or negligent misrepresentation, breach of fiduciary duty, negligence and unjust enrichment. On June 23, 2017, the Company filed its response to Fowler’s claims and its own counterclaims against Fowler. No further steps in this action have been taken, and no trial date has been set. The Company believes that the claims detailed in the Fowler Complaint are without merit. However, the outcome of this litigation cannot be reasonably determined at this time.

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

11. Commitments and Contingencies – Continued

d)	The Company received a Complaint dated May 12, 2017, filed in the Second Judicial District Court of the State of Nevada (Washoe County) by Fowler naming the Company and its directors as defendants. The Washoe County action concerns substantially the same facts and seeks substantially the same relief as Fowler’s British Columbia action. On June 23, 2017, the Company filed a Motion to Dismiss, or in the alternative an Application for a Preliminary Injunction to either dismiss or enjoin the Complaint. On October 31, 2017, the Court did not grant injunctive relief but determined to stay the Washoe County action pending resolution of the British Columbia action. No trial date has been set. The Company believes that the claims detailed in the Complaint are without merit. However, the outcome of this litigation cannot be reasonably determined at this time.
e)	The Company received a Complaint dated May 3, 2017, filed in the Eighth Judicial District Court of the State of Nevada (Clark County) by Cary Fields (“Fields”) naming the Company and its directors as defendants, to obtain a preliminary injunction to enjoin a consolidation of the Company’s common stock, and seek damages for breach of fiduciary duty, conversion, and unjust enrichment. On May 18, 2017, the Court denied Fields’ application for injunctive relief but did not rule on the question of Fields’ alleged damages. On August 4, 2017, Fields filed an Amended Complaint seeking damages for breach of fiduciary duty, conversion, and unjust enrichment. On November 17, 2017, the Company filed Defendants’ Motion for Judgment on the Pleadings. The Court held hearings on the Motion on December 19, 2017, and on January 9, 2018 denied the Motion. A trial date of January 2, 2019, was formalized by the Court. On July 30, 2018, a mandatory settlement conference was convened by the Court. On August 20, 2018, the parties to this action entered into a Settlement Agreement. Mobetize, its directors and Fields filed a dismissal of the proceedings with the Court on September 18, 2018.

12.  Segment Information

The Company has a single operating segment that provides FinTech solutions and services to businesses located in Canada and the United States of America (“USA”). Revenues are generated in Canada and the USA while all assets are located in Canada. During the three months ended June 30, 2018, the Company generated revenue of $51,139 (CDN$66,022) (2017 -$62,523 (CDN$84,082)) in Canada and $37,617 (2017 - $53,207) in the USA. The costs incurred to generate this revenue are expensed as research and development. At June 30, 2018, and 2017, the Company’s long-lived assets are located in Canada.

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

13. Subsequent Events

a)	On July 30, 2018, a mandatory settlement conference was convened by the Court for the respective parties to consider anew their interests in the litigation associated with the legal proceedings filed by Carey Fields against the Company and its directors. On August 20, 2018, the parties to this action entered into a Settlement Agreement and on September 18, 2018, filed a dismissal of the proceedings with the Court.
b)	On August 14, 2018, the Company and Digital Power Lending (“DPL”) signed a Letter of Intent (“LOI”) for the purposes of realizing funding from DPL along with the expectation that the Company licenses its smartLoan, digital lending application to DPL. The LOI commits DPL to purchasing 675,000 Company Units for an aggregate investment of $500,000 in three tranches receivable on the realization of certain milestones. Each Unit will be comprised of one share of Series B Preferred Shares and a ½ purchase warrant, each full purchase warrant entitling the holder to purchase an additional share of the Company’s Series B Preferred Shares for $1.75 per share until August 31, 2021. The purchase warrants will vest once all three investment tranches are complete. The parties to the LOI intend to amend the investment commitment to replace Series B Preferred Shares with common shares.
c)	On August 28, 2018, the Company amended its Designation of Series B Preferred Stock dated May 20, 2016, as amended on May 31, 2016 (“Series B Amendment) to excise a restriction from the designation that limited the number of Series B Preferred shares that could be converted to common stock by any given holder to no more than 4.99% of the outstanding shares of common stock following such conversion. The Series B Amendment was approved unanimously by the board of directors on August 22, 2018 and by those stockholders holding a majority of the voting shares of Series B Preferred, voting as a single class, on August 23, 2018.
d)	On August 29, 2018, each member of the Company’s board of directors along with related entities elected to convert their shares of Series B Preferred stock into shares of common stock authorizing the cancellation of 11,050,714 Series B Preferred shares in exchange for the issuance of 11,050,714 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is March 31. All information presented herein is based on the three-month periods ended June 30, 2018 and June 30, 2017.

DISCUSSION AND ANALYSIS

Mobetize is a business to business (B2B) financial technology company (FinTech). FinTech is an umbrella term for describing disruptive technologies involved in the provision of financial services that are transforming the way money is managed affecting almost every financial activity. Under this umbrella Mobetize provides modern frictionless white-label digital banking applications focused on payment and lending solutions for financial institutions, money service businesses, and telecommunications organizations (Customers). Mobetize calls these solutions smartProducts, through which Customers are able to seamlessly integrate their existing programs to offer our services to their subscribers or members (Users).

Mobetize accelerates innovation, broadens revenue opportunities, reduces operational costs and enhances regulatory compliance for its Customers. Our approach to FinTech is challenges the conventional model of how financial services are delivered and consumed. Our next-generation banking solutions (Services) are offered through financial institutions or other digital participants.

Users can access our Services through multiple access points including:

1. Desktop Applications

2. Mobile Web Applications

3. Native Applications for Apple iOS Devices and Android Devices

REVENUE MODEL

Our business model is designed to generate revenue from:

1) Transactional processing fees based on the volume of activity

2) Revenue share based fees for financial services

3) Recurring platform fees for licensing Services

4) Recurring fees for service level agreements

5) Consulting and professional services fees

6) Customization, integration, and deployment fees

Existing revenue is influenced by the growing global consumption of mobile financial services and its adoption by Users who rely on their mobile devices as an access point to complete financial transactions. Future revenue will also be affected by our ability to innovate new technology processes and systems that our Customers can offer to their Users.

Our strategy is to drive growth by:

•	Leveraging existing contracts to increase Customer and User adoption
•	Enhancing business development efforts to expand sales globally
•	Evaluating merger and acquisition strategies to grow the business
•	Continuing to develop innovative FinTech solutions for the digital economy

Recent Business Developments

Tata Communications – On August 28, 2018, TATA Communications (America) Inc. (“Tata”) placed a new service order to Mobetize USA Inc. for new software module development and support. New software features include module development, product code training and support services extension. On February 1, 2017, we secured a Software Application License, Customization Development and Service Level Agreement with Tata to govern the global deployment of our services for its customers. We agreed to a five-year strategic partnership from which we expect to generate revenue from service level support fees and the sharing of transactional income. We also expect to advance our technology alliance to accelerate FinTech revenue sharing opportunities, and FinTech product innovation.

Digital Power Lending, LLC - On August 14, 2018, Mobetize and Digital Power Lending (“DPL”) signed a non-binding letter of intent for the purposes of realizing funding from DPL along with the expectation that Mobetize licenses its smartLoan, digital lending application to DPL. We also expect to partner with DPL in licensing and hosting our smartLoan product under the DPL brand. DPL will be responsible for system-setup-fees, and is expected to enter into service level support and transaction fees sharing agreements with us.

FICANEX – On September 11, 2017, we entered into a Master Services Agreement with FICANEX Technology Limited Partnership (“FICANEX”) to co-develop and market innovative financial services solutions (“FICANEX Agreement”). The initial solution is focused on providing mobile international money remittance services. FICANEX will adopt certain of our Services to position itself as a FinTech banking services accelerator to over 170+ member financial institution across Canada. The FICANEX Agreement has a three-year term and automatically renews for one additional three-year term.

Mobetize is in the final stages of completing user acceptance testing with financial institutions that intend to go live with our smartRemit solution in partnership with FICANEX. Once user acceptance testing is completed the next phase of the process is to commence production acceptance testing. We expect to go live with these four financial institutions in the last quarter of the 2018 calendar year.

MPAY Joint Venture – On May 29, 2017, MPAY Gateway Services Inc. was formed as a joint venture in connection with a joint venture between Mobetize and CPT Secure Inc. (“CPT”) dated January 12, 2017. The joint venture is intended to develop payment processing technology and provide a license to use CPT technology. The license has a two-year term that can be renewed for successive two-year periods unless either party elects not to renew the license no later than 60 days prior to expiration.

RESULTS OF OPERATIONS

	US $
	Three Months Ended
	June 30,
	2018	2017
Revenues	$88,756	$115,730
Operating Expenses	248,392	490,516
Net Loss	(167,427)	(392,202)

Revenues

For the three months ended June 30, 2018, Mobetize generated revenue of $88,756, as compared to revenues of $115,730 during the same period in 2017, a decrease of 23%. Revenues in both three-month periods were generated from consulting, contract development work, licensing services, providing professional services, and payment processing for our Customers. The decrease in revenues over the comparative three month periods can be attributed to decreases in contract development revenue, professional service and consulting activity in the current three-month period over the corresponding prior period.

We expect that revenues will increase in future periods as Mobetize anticipates additional contract development revenue, professional service activity, licensing revenue, and its first transactional revenues in the last quarter of 2018.

Operating Expenses

Operating expenses for the three-month periods ended June 30, 2018 and 2017 are outlined in the following table:

	2018	2017
Depreciation	803	771
General and administrative	91,306	112,532
General and administrative – related party	19,066	9,741
Investor relations and promotion –related party	10,000	17,078
Consulting fees	7,250	6,480
Management fees – related party	37,284	47,371
Professional fees	21,669	136,729
Research and development	34,475	127,440
Research and development – related party	26,539	32,374
Total Operating Expenses	248,392	490,516
Loss Before Other Items	(159,636)	(374,786)

For the three months ended June 30, 2018, operating expenses were $248,392 as compared to $490,516 for the three months ended June 30, 2017, a decrease of 49%. The decreases in operating expenses for the current three-month period can be primarily attributed to the decrease in professional fees and research and development expenses. The decrease in professional fees and research and development costs in the can be attributed to a fall in the costs associated with ongoing litigation that have in turn caused us to curtail our research and development budget.

We expect that operating expenses will increase over future periods as Mobetize focuses on joint research and development activities, enhances its product pipeline, and grows its revenue model.

Net Losses

For the three months ended June 30, 2018, net loss was $167,427 as compared to $392,202 for the three months ended June 30, 2017, a decrease of 57%. The decrease in net losses for the current three-month period can be primarily attributed to the decrease in operating expenses over the prior comparable three-month period.

We believe that net losses will continue to decrease over future periods as revenue is expected to grow while management renews its commitment to operating efficiencies to deliver the most cost-effective expansion of our business model.

Liquidity and Capital Resources

	US $
	June 30, 2018	March 31, 2018
Current Assets	$143,285	$74,231
Total Assets	214,494	154,113
Current Liabilities	1,391.155	1,167,242
Total Liabilities	1,391,155	1,167,242
Working Capital Deficiency	1,247,870	1,093,011

Mobetize had a working capital deficit of $1,247,870 as of June 30, 2018, and has funded its cash needs since inception with revenues generated from operations, related party advances, debt instruments and private equity placements. Existing working capital and anticipated cash flow is not expected to be sufficient to fund operations over the next twelve months. Mobetize has to seek additional debt or equity funding to maintain operations.

Current assets as of June 30, 2018, were $143,285 which consisted of $50,196 in cash, $66,715 in accounts receivable, and $26,374 in prepaid expenses and deposits. Total assets consisted of current assets, equipment and an investment in the MPAY joint venture of $67,436.

Current liabilities as of June 30, 2018, were $1,391,155 which consisted of accounts payable and accrued liabilities, related accounts payable and accrued liabilities, deposits due to customers, promissory notes and promissory notes due to related parties. Total liabilities were $1,391,155 which consisted entirely of current liabilities.

Stockholders’ deficit as of June 30, 2018, was $1,176,660.

Cash Flows

	US $
	three months ended
	June 30, 2018	June 30, 2017
Cash flows used in Operating Activities	$(166,255)	$(343,139)
Cash flows used in Investing Activities	—	—
Cash flows provided by Financing Activities	203,024	—
Effect of exchange rate changes on cash	1,886	(5,580)
Net Increase (Decrease) in Cash During Period	38,564	(348,719)

Cash flows used in Operating Activities

During the three months ended June 30, 2018, Mobetize used net cash of $166,255 in operating activities as compared to $343,139 of net cash used in operating activities during the three months ended June 30, 2017. The change in cash used in operating activities over the comparative periods, is primarily attributed to payments towards accounts payable and the outstanding accounts owed to related parties.

Mobetize expects to continue to use net cash flow in operating activities until such time as losses decrease and revenues increase.

Cash flows used in Investing Activities

During the three months ended June 30, 2018, and June 30, 2017, Mobetize used $nil in investing activities.

Mobetize expects to use cash flow in investing activities in future periods as it will require additional investment in equipment and research and development to expand its business.

Cash flows provided by Financing Activities

During the three months ended June 30, 2018, Mobetize realized $203,024 in proceeds provided by financing activities compared to $nil in proceeds provided by financing activities during the three months ended June 30, 2017. The proceeds provided by financing activities in the current three-month period were realized in connection with related and non-related promissory notes.

Mobetize expects to realize cash flow from financing activities in future periods until such time as it can increase revenue to the point at which it can maintain operations and fund business growth.

Financing

We have financed operations to date from the proceeds of private placements of common stock, the exercise of warrants, the issuance of convertible promissory notes, and advances from directors and shareholders. Our business does anticipate increases in operating expenses and capital expenditures over the next twelve months in relation to: (i) product development; (ii) research and development to enhance existing products and create new ones; (iii) marketing expenses; and (iv) ongoing professional fees. We expect that our working capital requirements will be funded over this period by a combination of revenue, shareholder debt or equity private placements of our securities and if necessary, shareholder loans. Despite our expectation, we have no agreements to obtain funds through bank loans, lines of credit or any other sources. Our only expectation is that DPL will complete the financing described below, which completion can in no way be assured. Since we have no financing committed, our inability to realize financing would materially restrict our operations.

On August 14, 2018, Mobetize signed a non-binding letter of intent with DPL pursuant to which DPL will invest $500,000 into Mobetize. The letter of intent also anticipates DPL’s use of our Services.

Mobetize has adopted a stock option plan pursuant to which it can grant up to 30,000 (post consolidation) options to purchase shares of its common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of June 30, 2018, 20,000 options with an exercise price of $60 remain outstanding, 19,765 of which have vested.

Mobetize has no lines of credit or other bank financing arrangements in place.

Mobetize has no commitments for future capital expenditures that are material.

Mobetize has no current plans for the purchase or sale of any plant or equipment.

Mobetize has no current plans to make any changes in the number of employees.

Mobetize does not expect to pay cash dividends in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2018, financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As of June 30, 2018, Mobetize had an accumulated deficit of $9,090,328, a history of net losses and cash used in operating activities, and a working capital deficiency of $1,247,870. These factors raise substantial doubt regarding Mobetize’s ability to continue as a going concern. Mobetize’s ability to continue as a going concern is dependent on continued financial support from management, increasing revenue, realizing additional debt or equity financing, decreasing operating costs and producing commercially viable products. Nonetheless, these consolidated financial statements have been prepared on a going concern basis, which implies that Mobetize will continue to realize its assets and discharge its liabilities in the normal course of business.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Note 2 to our audited annual consolidated financial statements. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe that accounting policies identified in Note 2 are the most critical to our consolidated financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended June 30, 2018, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Stephen Fowler

Mobetize received a Citation and Notice of Assessment dated October 14, 2016 (“Citation”), pursuant to which Stephen J. Fowler (Fowler), a former director and chief financial officer of Mobetize, had initiated a complaint with the State of Washington Department of Labor and Industries for amounts allegedly due to him for unpaid wages. The Citation declared that Fowler is owed $45,000 in wages in addition to an assessed interest of $3,368, and a penalty of $4,500. On November 8, 2016, Mobetize entered an appeal alleging that the calculation of amounts due to Fowler was incorrect and that Fowler had improperly obtained shares of its common stock which it intends to recover. Mobetize received a response from the Department of Labor and Industries dated November 18, 2016, in which it was advised that Fowler’s claim had been transferred to the Office of the Attorney General and that a hearing on the matter would be held by the Office of Administrative Hearings. A hearing date for this matter has been set for January 30, 2019, in Seattle, Washington. Mobetize believes that Fowler’s claims detailed in the Citation are without merit. However, the outcome of this proceeding cannot be reasonably determined at this time.

Mobetize received a Notice of Civil Claim dated April 26, 2017, (“Notice”), filed in British Columbia Supreme Court by Fowler naming Mobetize and its directors as defendants. Fowler asserts claims against Mobetize for unpaid expenses of approximately $6,000, and breach of contract. He also asserts that his shareholdings in Mobetize have been diluted due to certain actions of its current directors, making claims including breach of contract, breach of fiduciary duty, misrepresentation and conspiracy. On June 23, 2017, Mobetize filed its response to Fowler’s claims and submitted its own claims. Mobetize’s claims include a claim that Fowler improperly issued shares to himself, is responsible for fraudulent or negligent misrepresentation, breach of fiduciary duty, negligence and unjust enrichment. Document discovery is at a standstill. No further steps in this action have been taken, and no trial date has been set. Mobetize believes that Fowler’s claims detailed in the Notice are without merit. However, the outcome of this litigation cannot be reasonably determined at this time.

Mobetize received a Complaint dated May 12, 2017, (“Fowler Complaint”), filed in the Second Judicial District Court of the State of Nevada by Fowler naming Mobetize and its directors as defendants. The Nevada action concerns substantially the same facts and the same relief as the Notice. Mobetize has taken the position that the filing of duplicative actions in two different jurisdictions constitutes an abuse of process and that British Columbia is the appropriate jurisdiction in which Fowler’s claims ought to be heard, and that the Nevada action ought to be dismissed or stayed for these same reasons. On June 23, 2017, Mobetize filed a Motion to Dismiss or in the alternative, an Application for Preliminary Injunction to either dismiss or stay the Fowler Complaint. A hearing was held and Mobetize’s Motion to Dismiss was denied. The Court did however determine to stay the action pending resolution of the action in British Columbia. No further steps in this action, have taken place and no trial date has been set. Mobetize believes that the claims detailed in the Fowler Complaint are without merit. However, the outcome of this litigation cannot be reasonably determined at this time.

Cary Fields

Mobetize received a Complaint dated May 3, 2017, (“Fields Complaint”), filed in the Eighth Judicial District Court of the State of Nevada (Clark County) by Cary Fields (“Fields”) naming Mobetize and its directors as defendants, to obtain a preliminary injunction to enjoin a consolidation of Mobetize’s common stock, and seek damages for breach of fiduciary duty, conversion, and unjust enrichment. On May 18, 2017, the Court denied Fields’ application for injunctive relief but did not rule on the question of Fields’ alleged damages. On August 4, 2017, Fields filed an Amended Complaint seeking damages for breach of fiduciary duty, conversion, and unjust enrichment. On November 17, 2017, the Company filed Defendants’ Motion for Judgment on the Pleadings. The Court held hearings on the Motion on December 19, 2017 and on January 9, 2018 denied the Motion. A mandatory settlement conference was convened by the Court on July 30, 2018. On August 20, 2018, the parties to this action entered into Settlement Agreement. Mobetize, its directors and Fields filed a dismissal of the proceedings with the Court on September 18, 2018.

Item 1A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 4, 2018, Mobetize authorized the issuance of 4,565,000 shares of Series B Preferred to Ajay Hans, our Chief Executive Officer, Chief Financial Officer and a director, in exchange for 4,565,000 shares of Series A Preferred pursuant to the Second Amended Certificate of Designation of Preferred Stock Series A Preferred dated June 4, 2018, in reliance on the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 29, 2018, Mobetize authorized the issuance of shares of common stock to certain individuals and related entities, in exchange for an aggregate number of 11,050,714 shares of Series B Preferred pursuant to the Amended Certificate of Designation Series B dated August 28, 2018, in reliance on the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as follows:

Name	Shares of Series B	Shares of Common Stock	Consideration	Exemption
Ajay Hans	1,565,000	1,565,000	Exchange	Section 4(a)(2)
Alligato, Inc.	3,212,278	3,212,278	Exchange	Section 4(a)(2)
0853574 BC Ltd.	2,254,269	2,254,269	Exchange	Section 4(a)(2)
Donald Duberstein	2,399,167	2,399,167	Exchange	Section 4(a)(2)
The Duberstein Organization	20,000	20,000	Exchange	Section 4(a)(2)
Malek Ladki	1,600,000	1,600,000	Exchange	Section 4(a)(2)

Mobetize complied with the exemption requirements of Section 4(a)(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions that did not involve a public offering; (2) the offerees had access to the kind of information which registration would disclose; (3) the offerees serve as officers and directors of Mobetize; and (3) the offerees are financially sophisticated.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 28, 2018, Mobetize amended its Designation of Series B Preferred Stock dated May 20, 2016, as amended on May 31, 2016, with an Amended Certificate of Designation of Preferred Stock of Mobetize Corp. Series B Preferred (“Series B Amendment). The Series B Amendment excised a restriction from the designation that limited the number of Series B Preferred shares that could be converted to common stock by any given holder to no more than 4.99% of the outstanding shares of common stock following such conversion.

The Series B Amendment was approved unanimously by the board of directors on August 22, 2018. On August 23, 2018, those stockholders holding a majority of the voting shares of Series B Preferred Stock, voting as a single class, approved the Series B Amendment. Notice of the Series B Amendment is to be posted to each holder of Series B Preferred stock.

The foregone description of the Series B Amendment is qualified in its entirety by reference to the full text of that document attached hereto.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 31 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBETIZE CORP.	DATE

/s/ Ajay Hans	September 27, 2018
By: Ajay Hans
Its: Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1*	Articles of Incorporation, incorporated hereto by reference to the Form S-1, filed with the Commission on May 30, 2012.
3.1.1*	Certificate of Amendment dated August 8, 2013 incorporated by reference to the Form 8-K filed with the Commission on August 15, 2013.
3.1.2*	Certificate of Designation Series A Preferred dated February 4, 2016, incorporated by reference to the Form 8-K filed with the Commission on February 11, 2016.
3.1.3*	Certificate of Amended Designation Series A Preferred dated May 20, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.
3.1.4*	Second Amended Certificate of Designation Series A Preferred dated June 4, 2018, incorporated by reference to the Form 8-K filed
3.1.5*	Certificate of Designation Series B Preferred dated filed on May 23, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.
3.1.6*	Certificate of Amended Designation Series B Preferred filed on May 31, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.
3.1.7	Certificate of Amended Designation Series B Preferred filed on August 28, 2018, attached
3.2*	Bylaws, incorporated by reference to the Form S-1, filed with the Commission on May 30, 2012.
3.2.1*	Amended Bylaws, incorporated by reference to the Form 8-K filed with the Commission on February 11, 2016.
10.1*	Management Services Agreement between Mobetize and Alligato, Inc. dated June 1, 2013, incorporated by reference to the Form 8-K filed with the Commission on September 16, 2013.
10.2*	Management Services Agreement between Mobetize and 053574 BC Ltd. dated June 1, 2013, incorporated hereto by reference to the Form 8-K filed with the Commission on September 16, 2013.
10.3*	Consulting Agreement between Mobetize and Stephen Fowler dated July 15, 2013, incorporated hereto by reference to the Form 8KA filed with the Commission on October 28, 2013.
10.4*	Assignment of Debt Agreement between Mobetize and Stephen Fowler dated April 4, 2012, incorporated by reference to the Form 8-K/A filed with the Commission on November 22, 2013.
10.5*	License Assignment Agreement between Telepay, Inc. and Baccarat Overseas Ltd. dated August 21, 2012, incorporated by reference to the Form 8-K filed with the Commission on September 16, 2013.
10.6*	Consulting agreement between Mobetize and Tanuki Business Consulting, Inc. dated September 23, 2013, incorporated by reference to the Form 8-K filed with the Commission on October 1, 2013.
10.7*	Consulting agreement between Mobetize and Institutional Marketing Services, Inc. dated November 13, 2013, incorporated by reference to the Form 8-K filed with the Commission on March 18, 2014.
10.8*	Form of Subscription Agreement with the Subscribers dated June 25, 2014, incorporated by reference to the Form 10-K filed with the Commission on June 30, 2014.
10.9*	Management Consulting Agreement between Mobetize Corp. and Ajay Hans dated July 1, 2014, incorporated by reference to the Form 10-K/A filed with the Commission on July 13, 2016.
10.10*	Software Application License, Customization Development and Service Level Agreement dated September 20, 2016, between Mobetize and GF Financial Group incorporated by reference to the Form 10-Q filed with the Commission on February 2, 2017, (certain commercial terms of this exhibit have been omitted pursuant to a grant of confidential treatment).
10.11*	Joint Venture Agreement dated January 17, 2017 between Mobetize and CPT Secure Inc. incorporated by reference to the Form 10-Q filed with the Commission on February 2, 2017.
10.12*	Software Application License, Customization Development and Service Level Agreement dated February 1, 2017, effective December 15, 2016, between Mobeitze USA Inc. and Tata Communications (America) Inc. incorporated by reference to the Form 8-K filed with the Commission on February 6, 2017 (certain commercial terms of this exhibit have been omitted pursuant to a grant of confidential treatment).
10.13*	Consulting Agreement dated July 1, 2017 between Mobetize Corp and CPT Secure Inc.
14*	Code of Business Conduct and Ethics adopted by Mobetize Corp.’s Board of Directors on July 26, 2016, incorporated by reference to the Form 10-Q filed with the Commission on August 12, 2016.
21*	Subsidiaries incorporated by reference to the Form 10-K/A filed with the Commission on July 13, 2016.
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached.
99*	2015 Mobetize Stock Option Plan dated August 10, 2015, incorporated by reference to the Form 8-K filed with the Commission on August 11, 2015.
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase†
101.LAB	XBRL Taxonomy Extension Label Linkbase†
101.DEF	XBRL Taxonomy Extension Definition Linkbase†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase†
101.SCH	XBRL Taxonomy Extension Schema Linkbase†

*	Incorporated by reference to previous filings of the Company.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

