Form 10-Q
period 2018-09-30
MOBETIZE, CORP.
filed 2018-12-11
CIK 1546679

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-181747

MOBETIZE CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

7379	99-0373704
(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

4555 Kingsway, Suite 202, Burnaby, British Columbia, Canada V5H 4T8

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

☐Yes ☒No

At December 10, 2018, the number of shares outstanding of the registrant's common stock, $0.001 par value was 14.285,255, the number of shares outstanding of registrant's Series A preferred stock, $0.001 par value was 0, and the number of shares outstanding of registrants Series B preferred stock, $0.001 par value was 4,797,262.

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

MOBETIZE CORP.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

 (Unaudited)

	SEPTEMBER 30, 2018	MARCH 31, 2018
ASSETS
Current Assets:
Cash	$23,869	$11,542
Accounts receivable	13,231	40,619
Prepaid expenses and deposits	20,903	22,070
Total Current Assets	58,003	74,231

Equipment, net (Note 4)	3,053	4,665
Investment in joint venture (Note 3)	59,559	75,227
TOTAL ASSETS	$120,615	$154,113

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$343,980	$316,593
Accounts payable and accrued liabilities - related party (Note 6)	141,170	547,509
Deposits due to customers	980	8,740
Promissory note (Note 5)	25,000	—
Promissory note – related party (Note 6)	440,299	294,400
Total Current Liabilities	951,429	1,167,242

Convertible promissory notes (Note 7)	649,395	—
TOTAL LIABILITIES	$1,600,824	$1,167,242

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 Par Value: 250,000,000 authorized and 14,285,255 common shares issued and outstanding (Note 8(a))	$14,286	$235
Preferred stock – Series A, $0.001 Par Value: 10,000,000 authorized and 0 shares issued and outstanding (Note 8(b))	—	4,565
Preferred stock – Series B, $0.001 Par Value: 25,000,000 authorized and 4,797,262 (March 31, 2018 – 14,282,976) shares issued and outstanding (Note 8(c))	4,797	14,283
Warrants reserve	676,964	676,964
Options reserve	1,004,042	999,733
Additional paid-in capital	6,228,999	6,228,999
Accumulated other comprehensive loss	(16,421)	(15,007)
Accumulated deficit	(9,392,876)	(8,922,901)
Total Stockholders' Deficiency	(1,480,209)	(1,013,129)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$120,615	$154,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOBETIZE CORP.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(Expressed in US dollars)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2018	2017	2018	2017

OPERATING REVENUES
Revenues	$62,462	$65,789	$151,218	$181,519

OPERATING EXPENSES
Depreciation (Note 4)	794	884	1,597	1,655
General and administrative	96,602	93,066	187,908	205,598
General and administrative – related party (Note 6)	57,456	17,046	76,522	26,787
Investor relations and promotion	2,607	—	2,607	—
Investor relations and promotion– related party (Note 6)	—	60,000	10,000	77,078
Consulting fees	1,170	5,871	8,420	12,351
Management fees – related party (Note 6)	28,911	45,718	66,195	93,089
Professional fees	106,992	124,172	128,661	260,901
Research and development	39,282	127,932	73,757	255,372
Research and development - related party (Note 6)	23,319	43,441	49,858	75,815
Total Operating Expenses	357,133	518,130	605,525	1,008,646

LOSS BEFORE OTHER ITEMS	(294,671)	(452,341)	(454,307)	(827,127)

OTHER ITEMS
Loss on joint venture (Note 3)	(7,877)	(7,973)	(15,668)	(10,713)
Loss on settlement of accounts payable (Note 8(c))	—	—	—	(14,676)

NET LOSS	$(302,548)	$(460,314)	$(469,975)	$(852,516)

NET LOSS PER SHARE
Basic and diluted	$(1.29)	$(1.96)	$(2.00)	$(3.64)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	234,514	234,514	234,514	234,514

COMPREHENSIVE LOSS
Net loss	$(302,548)	$(460,314)	$(469,975)	$(852,516)
Other comprehensive loss:
Cumulative translation adjustment	3,606	3,092	4,387	(2,781)
Comprehensive loss	$(298,942)	$(457,222)	$(465,588)	$(855,297)

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	SIX MONTHS ENDED SEPTEMBER 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(469,975)	$(852,516)
Items not affecting cash:
Amortization of intangible asset – research and development	—	10,103
Depreciation	1,597	1,655
Interest accrued on accounts payable – related party	—	1,973
Loss on joint venture	15,668	10,713
Loss on settlement of accounts payable	—	14,676
Stock-based compensation	4,309	32,907
Changes in non-cash working capital:
Accounts receivable	27,388	66,177
Prepaid expenses and deposits	1,167	(5,202)
Prepaid expenses and deposits – related party	—	15,639
Accounts payable and accrued liabilities	27,387	70,807
Accounts payable and accrued liabilities - related party	144,709	83,088
Deposits due to customers	(7,760)	—
Net cash used in operating activities	(255,510)	(549,980)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from promissory note	25,000	20,152
Proceeds from promissory note, net of prepaid interest-related party	244,576	100,000
Net cash provided by financing activities	269,576	120,152

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,739)	(1,960)

NET INCREASE (DECREASE) IN CASH	12,327	(431,788)
CASH - BEGINNING OF PERIOD	11,542	535,438
CASH - END OF PERIOD	$23,869	$103,650

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued upon conversion of convertible debentures	$—	$240,000
Shares issued to settle accounts payable	$—	$34,568
Transfer from intangible asset to investment in joint venture	$—	$101,541

SUPPLEMENTAL DISCLOSURES:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize assets and discharge liabilities in the normal course of business. As of September 30, 2018, the Company has an accumulated deficit of $9,392,876, a history of net losses and a working capital deficiency of $893,426. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon continuing financial support from management, increasing sales, securing debt or equity financing, cutting operating costs, launching viable products, and realizing profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries with all significant intercompany transactions eliminated. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2018, and with our Annual Report on Form 10-K filed with the SEC on July 31, 2018. Operating results for the three and six-month periods ended September 30, 2018, may not necessarily be indicative of the results for the year ending March 31, 2018.

These unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mobetize Canada Inc., and Mobetize USA Inc. All significant intercompany accounts and transactions have been eliminated on consolidation.

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

2. Basis of presentation - Continued

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

Financial instruments, including accounts receivable, accounts payable and accrued liabilities, accounts payable and accrued liabilities – related party, promissory note, promissory note – related party, and convertible promissory notes are carried at amortized cost, which management believes approximates fair value due to the short-term nature of these instruments.

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

2. Basis of presentation - Continued

Fair value of financial assets and liabilities - continued

The following table presents information about the assets that are measured at fair value on a recurring basis as at September 30, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

		Quoted Prices	Significant Other	Significant
	September 30,	in Active Markets	Observable Inputs	Unobservable Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$23,869	$23,869	$—	$—

Total	$23,869	$23,869	$—	$—

Recent accounting pronouncements

The accounting policies adopted are consistent with those of the previous financial year and corresponding interim reporting period.

New and amended standards adopted by the Company

There were no new and amended standards adopted by the Company for the first time in this reporting period which had a material impact on the Company’s unaudited condensed consolidated interim financial statement except the following:

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2016-18, requiring that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of- period total cash amounts shown on the statement of cash flows. Consequently, transfers between cash and restricted cash is not presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The amendments were effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company considers that ASU 2016-18 has had only a limited impact on the presentation of the statement of cash flows.

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

2. Basis of presentation - Continued

Recent Accounting pronouncements - continued

New standards and interpretations not yet adopted by the Company

Several new standards and amendments to standards and interpretations are effective for annual periods beginning after the closing date of this report and have not been applied in preparing these unaudited condensed consolidated interim financial statements:

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

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requiring certain changes to the recognition and measurement as well as disclosure of incurred and expected credit losses. The standard will become effective for the Company beginning January 1, 2020. The Company is currently assessing the impact that the adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In July 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2017-11, requiring certain changes to the presentation and disclosures of changes to liability or equity classification of financial instruments. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently assessing the impact that the adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates ASU 2018-07, requiring certain changes to nonemployee share-based payment accounting. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently assessing the impact that the adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

3. Joint Venture

On January 12, 2017, the Company entered into a Gateway License Agreement and Joint Venture Agreement (“Joint Venture”) with CPT Secure, Inc. (“CPT”), a company controlled by a shareholder of the Company, to further develop certain payment processing technology (“CPT IP”) on a 50/50 basis. In connection with the Joint Venture, the Company issued 500,000 Series B Preferred Shares with a fair value of $125,000 on January 12, 2017, to CPT in consideration for the license to the CPT IP which was contributed to the JV Co. The license to the CPT IP has a term to January 11, 2019, and can be automatically renewed for successive two-year periods unless either party elects not to renew 60 days prior to expiration. The license fee of $125,000 is being amortized over the initial term of the license. During the six months ended September 30, 2017, the Company recognized amortization of $10,103 on the license prior to being transferred to MPAY, which has been included in research and development expense.

Effective May 29, 2017, the Company and CPT incorporated a joint venture company, MPAY Gateway Services Inc. (“MPAY”). Upon incorporation of MPAY, the Company transferred the remaining carrying value of the license to the CPT IP of $101,541 to MPAY, which has been presented on the balance sheet as an investment in joint venture. During the six months ended September 30, 2018, the Company recognized a loss on joint venture of $15,668 (2017 -$10,713), representing the Company’s 50% interest in the loss of MPAY.

4. Equipment

Equipment, net consisted of the following:

	September 30, 2018	March 31, 2018

Computer equipment	$14,922	$14,884
Furniture	1,214	1,211
Total	16,136	16,095
Less: accumulated amortization	13,083	11,440
Equipment, net	$3,053	$4,655

During the six months ended September 30, 2018, equipment cost increased by $1,614, and accumulated amortization was impacted by $34 as a result of foreign currency translation adjustments.

5. Promissory Note

On June 26, 2018, the Company issued an unsecured Promissory Note to one of its shareholders in the amount of $25,000 that bears interest at 12% per annum and matures on June 25, 2019.

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

6. Related Party Transactions

		Six months ended September 30,
	Transactions with related parties	2018	2017

(a)	Transactions incurred with the CEO or companies controlled by CEO:
	Management fees	$61,886	$63,016
	Management fees – Stock-based compensation	-	613
	Research and development	49,858	75,815
	General and administrative	54,592	13,182
		$166,336	$152,626
(b)	Transactions incurred with the Chairman of the Company
	Management fees (1)	$-	$6,000
	Management fees – Stock-based compensation	3,078	16,757
		$3,078	$22,757
(c)	Transactions incurred with a Director of the Company
	Management fees – Stock-based compensation	$1,231	$6,703
	General and administrative – Interest on convertible promissory note	-	13,605
	General and administrative – Interest on promissory note	20,852	-
		$22,083	$20,308
(d)	Transactions incurred with a shareholder of the Company
	Investor relations and promotion	$10,000	$77,078
	General and administrative	1,078	-
		$11,078	$77,078

	Related party balances, as at	September 30, 2018	March 31, 2018

(e)	Amounts owed to companies controlled by the CEO:
	Accounts payable and accrued liabilities	$15,626	421,351
	Promissory note – June 2, 2017 (2)	25,000	25,000
	Promissory note – July 11, 2017 (3)	19,400	19,400
	Convertible Promissory Notes (4)	649,395	-
	Promissory note – September 14, 2018(5)	15,299	-
	Promissory note – September 25, 2018 (6)	25,000	-
		$749,720	$465,751

(f)	Amounts owed to the Chairman of the Company	$9,000	$9,000

(g)	Amounts owed to a Director of the Company
	Accounts payable and accrued liabilities	$6,000	$8,622
	Promissory note – September 17, 2017(7)	100,000	100,000
	Promissory note – November 7, 2017(7)	50,000	50,000
	Promissory note – December 5, 2017(7)	100,000	100,000
	Promissory note – April 11, 2018(7)	50,000	-
	Promissory note – May 29, 2018(8)	25,000	-
	Promissory note – June 21, 2018(9)	25,000	-
	Promissory note – June 26, 2018(10)	25,000	-
	Promissory note – August 17, 2018 (11)	25,000	-
		$406,000	$258,622
(h)	Amounts owed to a shareholder of the Company
	Accounts payable and accrued liabilities	$110,528	$88,001

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

6. Related Party Transactions - Continued

(1)	On July 1, 2016, the Company entered into an agreement with the Company’s Chairman whereby he would provide services to the Company at a monthly rate of $1,000 for a period of two years ending on June 30, 2018. Effective April 1, 2017, the Chairman agreed to waive the accrued fees.

(2)	An unsecured promissory note maturing on June 1, 2017, was issued with a twelve-month term, in the amount of $25,000 (CAD $33,380) that bears interest at 12% per annum. The principal balance includes prepaid interest of $3,000. The promissory note is in default. An extension of the term is expected to be renegotiated.

(3)	An unsecured promissory note maturing on July 10, 2017, was issued with a twelve-month term, in the principal amount of $19,400 (CAD $25,000) that bears interest at 12% per annum. The principal balance includes prepaid interest of $2,328 (CAD $3,000). The promissory note is in default. An extension of the term is expected to be renegotiated.

(4)	Three unsecured convertible promissory notes in the aggregate of $649,395 maturing on September 29, 2018, were issued to the Company’s CEO and his related entities in exchange for extinguishing amounts due for the rendition of services and outstanding loans. The convertible promissory notes bear interest at 4% per annum, and are convertible into units at $0.50 per unit, each unit comprised of 1 share of common stock and a ½ share purchase warrant, one whole share purchase warrant exercisable at $1.50 per share for two years.

(5)	An unsecured promissory note maturing on September 13, 2019, was issued with a twelve-month term, in the principal amount of $15,299 (CAD $20,000) that bears interest at 12% per annum.

(6)	An unsecured promissory note maturing on September 24, 2019, was issued with a twelve-month term, in the principal amount of $25,000 that bears interest at 12% per annum.

(7)	An unsecured promissory note maturing on April 10, 2019, was issued to a Company Director with a twelve-month term, in the principal amount of $300,000 in exchange for consolidating and extinguishing amounts due against prior promissory notes. dated September 17, 2017, November 7, 2017, December 5, 2017, and April 11, 2018, respectively., The new promissory note bears interest of 12% per annum.

(8)	An unsecured promissory note maturing on May 28, 2019, was issued with a twelve-month term in the amount of $25,000 in principal and bears 12% per annum.

(9)	An unsecured promissory note maturing on June 20, 2019, was issued with a twelve-month term in the amount of $25,000 in principal and bears 12% per annum.

(10)	An unsecured promissory note maturing on June 25, 2019, was issued with a twelve-month term in the amount of $25,000 in principal and bears 12% per annum.

(11)	An unsecured promissory note maturing on August 16, 2019, was issued with a twelve-month term in the amount of $25,000 in principal and bears 12% per annum.

7. Convertible Promissory Notes

On September 30, 2018, the Company issued three convertible promissory notes in the aggregate amount of $649,395 to its CEO and his related entities in exchange for extinguishing certain amounts due for the rendition of services and certain outstanding loans. The convertible promissory notes bear interest at 4% per annum, and are convertible into units at $0.50 per unit, each unit comprised of 1 share of common stock and a ½ share purchase warrant, one whole share purchase warrant exercisable at $1.50 per share for two years.

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

8. Common Stock and Preferred Stock

a)	Issuance of Common Stock:

•      On July 11, 2017, the Company consolidated its issued and outstanding common shares on a one for one hundred (1/100) basis, and amended the Company’s Articles of Incorporation to decrease the number of authorized shares of common stock from 525,000,000 shares par value $0.001 per share to 250,000,000 shares par value $0.001 per share. All share and per share amounts have been retroactively restated to reflect the share consolidation.

•      On August 29, 2018, each member of the Company’s board of directors and a shareholder along with related entities elected to convert their shares of Series B Preferred stock into shares of common stock authorizing the aggregate cancellation of 14,050,714 shares of Series B Preferred stock in exchange for the aggregate issuance of 14,050,714 shares of common stock.

b)	Authorization and Issuance of Series A Preferred Shares:

•      On February 4, 2016, the Company designated 10,000,000 shares of the 250,000,000 shares of preferred stock authorized as Series A Preferred par value of $0.001 per share. The Series A Preferred stock has the same rights and privileges as the common stock, except that each share of the Company’s Series A Preferred stock entitles the holder to 10 votes versus one vote per share of common stock. The Series A Preferred designation was amended on May 20, 2016, and August 28, 2018.

•      On February 4, 2016, the Company’s CEO exchanged 4,565,000 shares of his common stock for 4,565,000 shares of Series A Preferred stock.

•      On June 4, 2018, the Company’s CEO converted 4,565,000 shares of his Series A Preferred stock to Series B Preferred stock.

c)	Authorization and Issuance of Series B Preferred Shares:

•      On February 25, 2016, the Company designated 25,000,000 shares of the authorized preferred stock as Series B Preferred stock. The Series B Preferred stock has essentially the same rights and privileges as the common stock. The Series B designation was subsequently amended on May 23, 2016, May 31, 2016, and August 28, 2018.

•      On June 4, 2018, the number of Series B Preferred Shares increased by 4,565,000 due to the conversion of 4,565,000 shares of Series A Preferred stock into 4,565,000 shares of Series B Preferred stock by the Company’s CEO.

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

9. Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price
		$
Balance, March 31, 2018	26,364	104
Expired	(22,497)	100
Balance, September 30, 2018	3,867	125

As at September 30, 2018, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date
3,866	125	December 10, 2018
3,866

10. Stock Options

The Company has adopted a Stock Option Plan which permits the Company to issue stock options for up to 30,000 (post consolidation) common shares of the Company to directors, officers, employees and consultants of the Company with a maximum term of 5 years, exercise prices equal to the minimum fair market value per common share on the date of grant, and a vesting schedule determined by the Board of Directors at the time of granting the options.

The following table summarizes the continuity of stock options:

	Number of stock options	Weighted average exercise price
		$
Balance outstanding, March 31, 2018 and September 30, 2018	20,200	60
Exercisable, September 30, 2018	20,200	60

As at September 30, 2018, the following share purchase options were outstanding:

Number of options outstanding	Number of options vested	Exercise price $	Expiry date
20,200	20,200	60	September 30, 2020

During the six months period ended September 30, 2018, $4,309 ($32,907 – 2017) in stock-based compensation expense was recorded and allocated amongst general and administrative, consulting fees, management fees, and research and development expenses. The intrinsic value of the options was $nil at September 30, 2018, and March 31, 2018.

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

11. Concentration of Risk

Revenues are currently generated through licensing, professional services, and payment processing provided to our customers. During the six months ended September 30, 2018, the Company had revenues from five customers (2017 – five customers) with 60% (2017 – 62%) of revenues generated from the Company’s largest customer. At September 30, 2018, the Company’s accounts receivable is concentrated and due from two customers (March 31, 2018 – four customers) with 97% (March 31, 2018 – 43%) of accounts receivable due from the Company’s largest customer.

12. Commitments and Contingencies

a)	The Company received a Citation and Notice of Assessment dated October 14, 2016 (“Citation”), that Stephen J. Fowler (“Fowler”), a former director and chief financial officer, had initiated a complaint with the State of Washington Department of Labor and Industries for amounts allegedly due to him for unpaid wages. The Citation declared that Fowler is owed $45,000 in wages in addition to an assessed interest of $3,368, and a penalty of $4,500. On November 8, 2016, the Company entered an appeal alleging that the calculation of amounts due to Fowler was incorrect and that Fowler had improperly obtained shares of its common stock which it intends to recover. The Company received a response from the Department of Labor and Industries dated November 18, 2016, in which it was advised that Fowler’s claim had been transferred to the Office of the Attorney General and that a hearing on the matter would be held by the Office of Administrative Hearings. A hearing date has been set for January 30, 2019. On October 29, 2018, Mobetize extended an offer to settle those claims made by Fowler in connection with the Citation. The parties are presently working to finalize the terms of a settlement agreement that will conclude this matter. Therefore, at this point in time, the outcome of this proceeding cannot be reasonably determined.

Mobetize believes that Fowler’s claims detailed in the Citation are without merit. Nevertheless, the outcome of this litigation cannot be reasonably determined at this time.

b)	The Company received a Notice of Civil Claim dated April 26, 2017, filed in British Columbia Supreme Court by Fowler, naming the Company and its directors as defendants. Fowler asserts claims against the Company for unpaid expenses of approximately $6,000, and breach of contract. He also asserts that his shareholdings in the Company have been diluted due to certain actions of its directors, making claims including breach of contract, breach of fiduciary duty, misrepresentation and conspiracy. The Company and its directors believe that Fowler’s claims are without merit and are intent on putting up a vigorous defense. Further, the Company has advanced counterclaims against Fowler, including a claim that that while an officer and director of the Company, he caused it to issue shares to himself to which he was not entitled. The Company’s counterclaims also assert claims against Fowler of fraudulent or negligent misrepresentation, breach of fiduciary duty, negligence and unjust enrichment. On June 23, 2017, the Company filed its response to Fowler’s claims and its own counterclaims against Fowler. No further steps in this action have been taken, and no trial date has been set.

Mobetize believes that Fowler’s claims detailed in the Notice are without merit. Nevertheless, the outcome of this litigation cannot be reasonably determined at this time.

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

12. Commitments and Contingencies – Continued

c)	The Company received a Complaint dated May 12, 2017, filed in the Second Judicial District Court of the State of Nevada (Washoe County) by Fowler naming the Company and its directors as defendants. The Washoe County action concerns substantially the same facts and seeks substantially the same relief as Fowler’s British Columbia action. On June 23, 2017, the Company filed a Motion to Dismiss, or in the alternative an Application for a Preliminary Injunction to either dismiss or enjoin the Complaint. On October 31, 2017, the Court did not grant injunctive relief but determined to stay the Washoe County action pending resolution of the British Columbia action. No trial date has been set.

Mobetize believes that Fowler’s claims detailed in the Complaint are without merit. Nevertheless, the outcome of this litigation cannot be reasonably determined at this time.

d)	The Company received a Complaint dated May 3, 2017, filed in the Eighth Judicial District Court of the State of Nevada (Clark County) by Cary Fields (“Fields”) naming the Company and its directors as defendants, to obtain a preliminary injunction to enjoin a consolidation of the Company’s common stock, and seek damages for breach of fiduciary duty, conversion, and unjust enrichment. On May 18, 2017, the Court denied Fields’ application for injunctive relief but did not rule on the question of Fields’ alleged damages. On August 4, 2017, Fields filed an Amended Complaint seeking damages for breach of fiduciary duty, conversion, and unjust enrichment. On November 17, 2017, the Company filed Defendants’ Motion for Judgment on the Pleadings. The Court held hearings on the Motion on December 19, 2017, and on January 9, 2018 denied the Motion. A trial date of January 2, 2019, was formalized by the Court. On July 30, 2018, a mandatory settlement conference was convened by the Court. On August 20, 2018, the Company and Fields entered into a Settlement Agreement whereby all concerned parties agreed to resolve their disputes and that all claims should be dismissed with prejudice. A dismissal of the proceedings with the Court was filed and made effective September 18, 2018.

13. Segment Information

The Company has a single operating segment that provides FinTech solutions and services to businesses located in Canada and the United States of America (“USA”). Revenues are generated in Canada and the USA while all assets are located in Canada. During the six months ended September 30, 2018, the Company generated revenue of $90,488 (CDN$117,546) (2017 -$56,607 (CDN$70,927)) in Canada and $60,729in the USA (2017 - $124,912). The costs incurred to generate this revenue are expensed as research and development. At September 30, 2018, and 2017, the Company’s long-lived assets are located in Canada.

MOBETIZE CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

14. Subsequent Events

a)	On October 29, 2018, the Company extended an offer to settle those claims made by Fowler in connection with the Citation dated October 14, 2016. The parties are presently working to finalize the terms of a settlement agreement to conclude this matter.

b)	On October 31, 2018, the Company entered into a settlement and release agreement with a Company director, in the aggregate amount of $410,000, on issuing an unsecured convertible promissory note that matures on October 30, 2020, bears interest at 4% per annum, and is convertible into units at $0.50 per unit, each unit comprised of 1 share of common stock and a ½ share purchase warrant exercisable at $1.50 per share for two years in exchange for the extinguishment of unsecured promissory notes, and accrued net interest.

c)	On November 16, 2018, the Company entered into a securities purchase agreement with an investor in the amount of $500,000 on issuing an unsecured convertible promissory note that matures on November 16, 2020, bears interest at 4% per annum, and is convertible into units at $0.50 per unit, each unit comprised of 1 share of common stock and a ½ share purchase warrant, with one whole share purchase warrant exercisable at $1.50 per share for two years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is March 31. All information presented herein is based on the three and six-month periods ended September 30, 2018 and September 30, 2017.

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

Mobetize accelerates innovation, broadens revenue opportunities, reduces operational costs and enhances regulatory compliance for its Customers. Our approach to FinTech challenges the conventional model of how financial services are delivered and consumed. Our next-generation banking solutions (Services) are offered through financial institutions or other digital participants.

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

• Leveraging existing contracts to increase Customer and User adoption

• Enhancing business development efforts to expand sales globally

• Evaluating merger and acquisition strategies to grow the business

• Continuing to develop innovative FinTech solutions for the digital economy

PRODUCTS

smartRemit

Our flagship product is smartRemit, which we license through banking networks, banking processors and digital banking companies. Banking networks have large customer bases comprised of financial institutions that can sub-license our smartRemit solution to offer to their Users. Our model creates a large network to network effect between our international money transfer network capabilities and the banking networks that enables us to effectively scale end user bank customers. Users rely on our service to send money from a mobile application that is distributed by their own financial institution to pay bills for families and friends around the world. We are currently offering this service from Canada to 80+ countries globally.

Typical end Users have left their home country to seek better financial opportunities elsewhere to improve their financial well-being. They also have strong ties back home that cause them to support friends and family. Users are already banking with financial institutions and represent a broad range of professions and education levels. They all have loved ones to support, all have bank accounts and all are Mobile phone users. The only option otherwise offered by financial institutions is to initiate an expensive wire transfer using Swift. However, with our smartRemit branded under a Customer’s own brand, end Users can now send money home in minutes through a mobile application that is a fast and convenient digital solution. The funds sent with smartRemit can be received by the recipient via cash pickup, account credit, or in some cases home delivery or a mobile wallet.

Our vision is to the be the preferred FinTech solution for financial institutions globally who want to offer fast, convenient and cost-effective cross-border Person to Person (P2P) money transfers to their end Users. Mobetize is able to provide this service with its own proprietary technology in partnership with networks of financial institutions that have money transfer processors. Our unique risk management and compliance business model allows us to be a global leader in FinTech services due to our low friction, real time know your client (KYK) process, and rapid deployment international money transfer service. The key differentiator for Customer adoption is the mobile technology, frictionless User experience, elegant platform design, expansive payout network, and loyalty to the Customer financial institution with low cost and transparent fees.

Sales and Marketing

Management believes that Mobetize’s way forward depends on developing its channel partner relationships that allow us to onboard financial institutions. Our strategy enables Mobetize to onboard banks in less than two months versus the 24-month project usually required per bank. The higher the number of banks on boarded results in a higher number of addressable and active users who are expected to become loyal recurring users. Our channel partner relationships enable us to have a significantly lower cost of acquisition per end User as compared to other direct to consumer money transfer companies. Mobetize has already qualified a pipeline of US and Canadian banking networks and digital banking partners that it expects to onboard in the near term.

Industry Overview

The market for global money transfers is large and growing. Canadians send about $24 billion annually and Americans send out about $160 billion annually. The top remittance-receiving countries are India, China, Philippines and Mexico. The total global remittance market is estimated at $600 billion annually.

We believe our model of enabling financial institutions with a low-cost solution that offers customers a convenient, cost effective and fast way to send money from their mobile device with their bank will disrupt both the traditional brick and mortar sources of money transfers as well as new digital entrants due to inconvenience, KYC friction, risk and compliance costs and customer acquisition costs.

Technology and Development

We intend to aggressively grow our business by continuing to invest in our platform and enhancing complementary FinTech services for financial institutions. Our focus on research and development is a direct response to the technology roadmap for banking networks and the investments made in digital banking, in addition to the requests made by financial institutions that are customers of our network partners. We will be expanding our solutions for both cross border payments and digital lending solutions for our customers.

Recent Business Developments

Tata Communications (America), Inc.

On August 28, 2018, TATA Communications (America), Inc. (“Tata”) placed a new service order with Mobetize USA Inc. for new software module development and support. New software features will include module development, product code training and support services extension. On February 1, 2017, we secured a Software Application License, Customization Development and Service Level Agreement with Tata to govern the global deployment of our services for its customers through a five-year strategic partnership. Mobetize expects to generate revenue from service level support fees and the sharing of transactional income with Tata, in addition to accelerating FinTech revenue sharing opportunities, and product innovation.

FICANEX Technology Limited Partnership

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

On October 30th, 2018, Mobetize went live with the First West Group representing three financial institutions in Canada, namely Envision Financial, Valley First Credit Union and Island Savings. Our smartRemit platform was offered through the FICNEX’s SendGlobal brand. Mobetize has since realized its first transactional and licensing revenues. We are encouraged by our results to date and expect to increase the number of financial institutions offering smartRemit through FICNEX in the coming months.

MPAY Gateway Services Inc.

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

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30.
	2018	2017	2018	2017
Revenues	62,462	65,789	151,218	181,519
Operating Expenses	357,133	518,130	605,525	1,008,646
Loss Before Other Items	(294,671)	(452,341)	(454,307)	(827,127)

Revenues

For the three months ended September 30, 2018, Mobetize generated revenue of $62,462, as compared to revenues of $65,789 over the same three-month period in 2017, a decrease of 5%. For the six months ended September 30, 2017, Mobetize generated revenue of $151,218, as compared to revenues of $181,519 over the same six-month period in 2017, a decrease of 17%. The decrease in revenues over the comparable three and six-month periods can be attributed to a fall in contract development work, licensing and professional services without the realization of any transactional income from payment processing.

We expect that revenues will increase in future periods as Mobetize anticipates additional contract development revenue, professional service activity, licensing revenue, and is now realizing its first transactional revenues from its relationship with FICANEX.

Operating Expenses

Operating expenses for the three and six-month periods ended September 30, 2018 and 2017 are outlined in the following table:

	Three Months Ended		Six Months Ended
	September 30,		September 30.
	2018	2017	2018	2017
Depreciation	794	884	1,597	1,655
General and administrative	96,602	93,066	187,908	205,598
General and administrative – related party	57,456	17,046	76,522	26,787
Investor relations and promotion	2,607	—	2,607	—
Investor relations and promotion – related party	—	60,000	10,000	77,078
Consulting fees	1,170	5,871	8,420	12,351
Management fees – related party	28,911	45,718	66,195	93,089
Professional fees	106,992	124,172	128,661	260,901
Research and development	39,282	127,932	73,757	255,372
Research and development – related party	23,319	43,441	49,858	75,815
Total Operating Expenses	357,133	518,130	605,525	1,008,646
Loss Before Other Items	(294,671)	(452,341)	(454,307)	(827,127)

For the three months ended September 30, 2018, operating expenses were $357,133 as compared to operating expenses of $518,130 over the three months ended September 30, 2017, a decrease of 31%. For the six months ended September 30, 2018, operating expenses were $605,525 as compared to operating expenses of $1,008,646 over the six months ended September 30, 2017, a decrease of 40%. The decreases in operating expenses over the comparable three and six-month periods can be primarily attributed to the decrease in research and development expenses, professional fees and investor relations offset by an increase in general and administrative costs.

We expect that operating expenses will increase over future periods as Mobetize returns its focus to research and development activities, in order to enhance its product pipeline to grow its revenue model.

Net Losses

For the three months ended September 30, 2018, net losses before other items were $294,671 as compared to net losses before other items of $452,341 over the three months ended September 30, 2017, a decrease of 35%. For the six months ended September 30, 2018, net losses before other items were $454,307 as compared to net losses before other items of $827,127 over the six months ended September 30, 2017, a decrease of 45%. The decrease in net losses over the comparable three and six-month periods can be primarily attributed to the decrease in operating expenses over the prior comparable three and six-month periods.

We believe that net losses will continue to decrease over future periods as revenues are expected to grow from transaction revenue since realized subsequent to period end, and the continued implementation of operating efficiencies.

Liquidity and Capital Resources

	September 30, 2018	March 31, 2018
Current Assets	$58,003	$74,231
Total Assets	120,615	154,113
Current Liabilities	951,429	1,167,242
Total Liabilities	1,600,824	1,167,242
Working Capital Deficiency	893,426	1,093,011

Mobetize had a working capital deficit of $893,426 as of September 30, 2018, and has funded its cash needs since inception with revenues generated from operations, related party advances, debt instruments and private equity placements. Existing working capital and anticipated cash flow is not expected to be sufficient to fund operations over the next twelve months. Mobetize will have to seek additional debt or equity funding to maintain operations.

Current assets as of September 30, 2018, were $58,003 which consisted of $23,869 in cash, $13,231 in accounts receivable, and $20,903 in prepaid expenses and deposits. Total assets of $120,615 which consisted of current assets, equipment of $3,053 and an investment in the MPAY joint venture of $59,559.

Current liabilities as of September 30, 2018, were $951,429 which consisted of accounts payable of $343,980, accounts payable related party of $141,170, deposits due to customers of $980, promissory notes to related parties of $440,299, and a promissory note of $25,000. Total liabilities of $1,600,824 which consisted of current liabilities and a convertible promissory notes in the aggregate amount of $649,395.

Stockholders’ deficit as of September 30, 2018, was $1,480,209.

Cash Flows

	US $
	six months ended
	September 30, 2018	September 30, 2017
Cash flows used in Operating Activities	$(255,510)	(549,980)
Cash flows used in Investing Activities	—	—
Cash flows provided by Financing Activities	269,576	120,152
Effect of exchange rate changes on cash	(1,739)	(1,960)
Net Increase (Decrease) in Cash During Period	12,327	(431,788)

Cash flows provided by (used in) Operating Activities

During the six months ended September 30, 2018, Mobetize used net cash in operating activities of $255,510 as compared to $549,980 of net cash used in operating activities during the six months ended September 30, 2017. The decrease in net cash used in operating activities in the current period is primarily attributed to the decrease in net losses, and the increase in accounts payable to a related party.

Mobetize expects to transition to net cash flow provided by operating activities in future periods as revenue is expected to grow and losses to decrease.

Cash flows used in Investing Activities

During the six months ended September 30, 2018, and September 30, 2017, Mobetize used $nil in investing activities.

Mobetize expects to use cash flow in investing activities in future periods as it will require additional investment in equipment to bring new renewed focus to research and development activities to expand its product line.

Cash flows provided by Financing Activities

During the six months ended September 30, 2018, Mobetize realized net cash provided by financing activities of $269,576 as compared to $120,152 in proceeds provided by financing activities during the six months ended September 30, 2017. Net cash provided by financing activities in both six-month periods was realized in connection with the issuance of related and non-related promissory notes.

Mobetize expects to realize cash flow from financing activities in future periods until such time as it can increase revenue to the point at which it can maintain operations and fund business growth.

Financing

We have financed operations to date from the proceeds of private equity placements of common stock, promissory notes, convertible promissory notes, and advances from directors and shareholders. Our business does anticipate increases in operating expenses and capital expenditures over the next twelve months in relation to: (i) product development; (ii) research and development to enhance existing products and create new ones; (iii) marketing expenses; and (iv) ongoing professional fees. We expect that our working capital requirements will be funded over this period by a combination of revenue, shareholder debt or equity private placements and if necessary, shareholder loans. Despite our expectation, we have no agreements to obtain funds through bank loans, lines of credit or any other sources. Since we have no financing committed, our inability to realize financing would materially restrict our operations.

On November 16, 2018, Mobetize entered into a securities purchase agreement with an investor pursuant to which agreement it realized $500,000 in exchange for a convertible promissory note. The proceeds of this transaction are sufficient to meet Mobetize’s short term liquidity needs as it works to grow revenue and identify additional sources of capital.

We have adopted the Mobetize 2015 Stock Option Plan pursuant to which we can grant up to 30,000 options to purchase shares of Mobetize’s common stock to employees, directors, officers, consultants or advisors on the terms and conditions set forth therein. As of September 30, 2018, 20,200 options with an exercise price of $60 remain outstanding, all of which have vested.

Mobetize has no lines of credit or other bank financing arrangements in place.

Mobetize has no commitments for future capital expenditures that are material.

Mobetize has no current plans for the purchase or sale of any plant or equipment.

Mobetize has no current plans to make any changes in the number of employees.

Mobetize does not expect to pay cash dividends in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2018, financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As of September 30, 2018, Mobetize had an accumulated deficit of $9,392,876, a history of net losses, net cash used in operating activities, and a working capital deficiency of $893,426. These factors raise substantial doubt regarding Mobetize’s ability to continue as a going concern. Mobetize’s ability to continue as a going concern is dependent on continued financial support from management, increasing revenue, realizing additional debt or equity financing, decreasing operating costs and producing commercially viable products. Nonetheless, these consolidated financial statements have been prepared on a going concern basis, which implies that Mobetize will continue to realize its assets and discharge its liabilities in the normal course of business.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended September 30, 2018, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. –- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Stephen Fowler

Mobetize received a Citation and Notice of Assessment dated October 14, 2016 (“Citation”), pursuant to which Stephen J. Fowler (Fowler), a former director and chief financial officer of Mobetize, had initiated a complaint with the State of Washington Department of Labor and Industries for amounts allegedly due to him for unpaid wages. The Citation declared that Fowler is owed $45,000 in wages in addition to an assessed interest of $3,368, and a penalty of $4,500. On November 8, 2016, Mobetize entered an appeal alleging that the calculation of amounts due to Fowler was incorrect and that Fowler had improperly obtained shares of its common stock which it intends to recover. Mobetize received a response from the Department of Labor and Industries dated November 18, 2016, in which it was advised that Fowler’s claim had been transferred to the Office of the Attorney General and that a hearing on the matter would be held by the Office of Administrative Hearings. A hearing date for this matter has been set for January 30, 2019, in Seattle, Washington. On October 29, 2018, Mobetize extended an offer to settle those claims made by Fowler in connection with the Citation. The parties are presently working to finalize the terms of a settlement agreement that will conclude this matter. Therefore, at this point in time, the outcome of this proceeding cannot be reasonably determined.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 16, 2018, Mobetize issued a convertible promissory note in the amount of $500,000 to The Harrison Fields Irrevocable Trust DTD 3/6/14 pursuant to the terms and conditions of a securities purchase agreement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”)

Mobetize complied with the exemption requirements of Section 4(a)(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was only one offeree who was issued the security in exchange for cash; (3) the offeree committed to hold the security; (4) there have been no subsequent or contemporaneous public offerings of the security; (5) the security has not been broken down into smaller denominations; (6) the discussions that led to the transaction took place directly between the offeree and Mobetize; and (7) the offeree was financially sophisticated.

On October 31, 2018, Mobetize issued a convertible promissory note in the amount of $410,000 to Donald Duberstein pursuant to the terms and conditions of a settlement agreement and release in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Mobetize complied with the exemption requirements of Section 4(a)(2) of the Securities Act based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was only one offeree who was issued the security in exchange for the settlement of debt; (3) the offeree committed to hold the security; (4) there have been no subsequent or contemporaneous public offering of the security; (5) the security has not been broken down into smaller denominations; (6) the offeree serves as a director of Mobetize; (7) the discussions that led to the debt settlement took place directly between the offeree and Mobetize; and (8) the offeree was financially sophisticated.

On September 30, 2018, Mobetize issued three convertible promissory notes in the aggregate amount of $649,395 to Ajay Hans and related entities pursuant to the terms and conditions of settlement agreements and releases in reliance on the exemptions from registration provided by Section 4(a)(2) and Regulation S of the Securities Act as follows:

Name	Settlement Amounts	Consideration	Exemption
Ajay Hans	47,160	Payment for services rendered	Section 4(a)(2)/Reg S
Alligato, Inc.	369,218	Payment of services rendered/Loans	Section 4(a)(2)/Reg S
0853574 BC Ltd.	233,017	Payment of services rendered/Loans	Section 4(a)(2)/Reg S

Mobetize complied with the exemption requirements of Section 4(a)(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions that did not involve a public offering; (2) the offerees were issued the securities in exchange for the settlement of debt; (3) the offerees committed to hold the securities; (4) there have been no subsequent or contemporaneous public offerings of the securities; (5) the securities have not been broken down into smaller denominations; (6) the individual offeree serves as an officer and director of Mobetize; (7) the discussions that led to the debt settlements took place directly between the offerees and Mobetize; and (8) the offerees were financially sophisticated.

Mobetize complied with the requirements of Regulation S of the Securities Act by having directed no offering efforts in the United States, by offering securities only to offerees who were outside of the United States at the time of the offering, and ensuring that the offerees to whom the securities were offered were non-U.S. offerees with an address in a foreign country.

On August 29, 2018, Mobetize authorized the issuance of shares of common stock to certain individuals and their related entities, in exchange for an aggregate number of 14,050,714 shares of Series B Preferred in reliance on the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as follows:

Name	Shares of Series B	Shares of Common Stock	Consideration	Exemption
Ajay Hans	1,565,000	1,565,000	Exchange	Section 4(a)(2)/Reg S
Alligato, Inc.	3,212,278	3,212,278	Exchange	Section 4(a)(2)/Reg S
0853574 BC Ltd.	2,254,269	2,254,269	Exchange	Section 4(a)(2)/Reg S
Donald Duberstein	2,399,167	2,399,167	Exchange	Section 4(a)(2)
Cary Fields	3,000,000	3,000,000	Exchange	Section 4(a)(2)
The Duberstein Organization	20,000	20,000	Exchange	Section 4(a)(2)
Malek Ladki	1,600,000	1,600,000	Exchange	Section 4(a)(2)/Reg S

Mobetize complied with the exemption requirements of Section 4(a)(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions that did not involve a public offering; (2) the offerees were issued the securities in exchange for securities; (3) the offerees committed to hold the securities; (4) there have been no subsequent or contemporaneous public offerings of the securities; (5) the securities have not been broken down into smaller denominations; (6) the discussions that led to the exchange of securities took place directly between the offerees and Mobetize; and (8) the offerees were financially sophisticated.

Mobetize complied with the requirements of Regulation S of the Securities Act in respect to Hans, his related entities and Ladki, by having directed no offering efforts in the United States, by offering securities only to offerees who were outside of the United States at the time of the offering, and ensuring that the offerees to whom the securities were offered were non-U.S. offerees with an address in a foreign country.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 28, 2018, Mobetize replaced its Designation of Series B Preferred Stock dated May 20, 2016, as amended on May 31, 2016, with an Amended Certificate of Designation of Preferred Stock of Mobetize Corp. Series B Preferred (“Series B Amendment). The Series B Amendment excised a restriction from the designation that limited the number of Series B Preferred shares that could be converted to common stock by any given holder to no more than 4.99% of the outstanding shares of common stock following such conversion.

The Series B Amendment was approved unanimously by the board of directors on August 22, 2018. On August 23, 2018, those stockholders holding a majority of the voting shares of Series B Preferred Stock, voting as a single class, approved the Series B Amendment. Notice of the Series B Amendment will be posted to each holder of Series B Preferred shares.

The foregone description of the Series B Amendment is qualified in its entirety by reference to the full text of that document incorporated hereto.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 33 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBETIZE CORP.	DATE

/s/ Ajay Hans	December 10, 2018
By: Ajay Hans
Its: Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No. Exhibit Description

3.1*	Articles of Incorporation, incorporated hereto by reference to the Form S-1, filed with the Commission on May 30, 2012.
3.1.1*	Certificate of Amendment filed on August 8, 2013 incorporated by reference to the Form 8-K filed with the Commission on August 15, 2013.
3.1.2*	Certificate of Designation Series A Preferred filed on February 4, 2016, incorporated by reference to the Form 8-K filed with the Commission on February 11, 2016.
3.1.3*	Certificate of Amended Designation Series A Preferred filed on May 20, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.
3.1.4*	Certificate of Designation Series B Preferred filed on May 23, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.
3.1.5*	Certificate of Amended Designation Series B Preferred filed on May 31, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.
3.1.6*	Certificate of Amended Designation Series B Preferred filed on May 31, 2016, incorporated by reference to the Form 8-K filed with the Commission on June 3, 2016.
3.1.7*	Certificate of Amended Designation Series B Preferred filed on August 28, 2018, incorporated by reference to the Form 10-Q filed with the Commission on September 28, 2018.
3.2*	Bylaws, incorporated by reference to the Form S-1, filed with the Commission on May 30, 2012.
3.2.1*	Amended Bylaws, incorporated by reference to the Form 8-K filed with the Commission on February 11, 2016.
10.1*	Management Services Agreement between Mobetize and Alligato, Inc. dated June 1, 2013, incorporated by reference to the Form 8-K filed with the Commission on September 16, 2013.
10.2*	Management Services Agreement between Mobetize and 053574 BC Ltd. dated June 1, 2013, incorporated hereto by reference to the Form 8-K filed with the Commission on September 16, 2013.
10.3*	Consulting Agreement between Mobetize and Stephen Fowler dated July 15, 2013, incorporated hereto by reference to the Form 8KA filed with the Commission on October 28, 2013.
10.4*	Assignment of Debt Agreement between Mobetize and Stephen Fowler dated April 4, 2012, incorporated by reference to the Form 8-K/A filed with the Commission on November 22, 2013.
10.5*	License Assignment Agreement between Telepay, Inc. and Baccarat Overseas Ltd. dated August 21, 2012, incorporated by reference to the Form 8-K filed with the Commission on September 16, 2013.
10.6*	Consulting agreement between Mobetize and Tanuki Business Consulting, Inc. dated September 23, 2013, incorporated by reference to the Form 8-K filed with the Commission on October 1, 2013.
10.7*	Consulting Agreement between Mobetize and Hugo Cuevas-Mohr dated October 1, 2013, incorporated by reference to the Form 8-K filed with the Commission on March 18, 2014.
10.8*	Consulting agreement between Mobetize and Institutional Marketing Services, Inc. dated November 13, 2013, incorporated by reference to the Form 8-K filed with the Commission on March 18, 2014.
10.9*	Form of Subscription Agreement with the Subscribers dated June 25, 2014, incorporated by reference to the Form 10-K filed with the Commission on June 30, 2014.
10.10*	Management Consulting Agreement between Mobetize Corp. and Ajay Hans dated July 1, 2014, incorporated by reference to the Form 10-K/A filed with the Commission on July 13, 2016.
10.11*	Software Application License, Customization Development and Service Level Agreement dated September 20, 2016, between Mobetize and GF Financial Group (certain commercial terms have been omitted in connection with the Commission’s grant of confidential treatment).
10.12*	Joint Venture Agreement dated January 17, 2017 between Mobetize and CPT Secure Inc., incorporated by reference to the Form 10-Q filed with the Commission on February 15, 2017.
10.13*	Software Application License, Customization Development and Service Level Agreement dated February 1, 2017, effective December 15, 2016, between Mobeitze USA Inc. and Tata Communications (America) Inc. incorporated by reference to the 8-K filed with the Commission on February 6, 2017 (certain commercial terms have been omitted in connection with the Commission’s grant of confidential treatment).
14*	Code of Business Conduct and Ethics adopted by Mobetize Corp.’s Board of Directors on July 26, 2016, incorporated by reference to the Form 10-Q filed with the Commission on August 12, 2016.
21*	Subsidiaries of Mobetize incorporated by reference to the Form 10-K/A filed with the Commission on July 13, 2016
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached.
32.	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached.
99*	Stock Option Plan dated August 10, 2015, incorporated by reference to the Form 8-K filed with the Commission on August 11, 2015.

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

